Form 10-Q
period 1999-12-31
NU ELECTRIC CORP
filed 2000-02-14
CIK 1096187

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-QSB

      |X|   Quarterly Report Under Section 13 or 15(d) of the
            Securities Exchange Act of 1934

                  For the quarter year ended December 31, 1999

                                Nu Electric Corp.
                 (Name of Small Business Issuer in its charter)

                                    Delaware
           (State or other jurisdiction of incorporation organization)

                                   23-2426437
                      (I.R.S. Employer Identification No.)

                624 East Tarpon Avenue, Tarpon Springs, FL 34689
            (Address of principal executive offices)   (Zip Code)

                                 (727) 942-4938
                           (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of December 31, 1999, registrant had one class of common stock, of which 3,812,855 shares were outstanding.

                     NU ELECTRIC CORPORATION & SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 1999 AND SEPTEMBER 24, 1999

                     NU ELECTRIC CORPORATION & SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 31, 1999 AND SEPTEMBER 24, 1999

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
Accountants' Compilation Report                                             1

Consolidated Financial Statements:
  Balance Sheets                                                            2
  Statements of Operations                                                  3
  Statements of Stockholders' Equity                                        4
  Statements of Cash Flows                                                  5
  Notes to Financial Statements                                             6-8

               [Letterhead of Acquavella, Chiarelli, Shuster & Co]

To The Stockholders and Directors
Nu Electric Corporation & Subsidiaries
Tarpon Springs, Florida

We have compiled the accompanying consolidated balance sheets of NU ELECTRIC CORPORATION & as of December 3l, 1999 and September 24, 1999 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the 26 and 13 weeks then ended, respectively, in accordance With standards established by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.


               /s/ Acquavella, Chiarelli, Shuster & Co

Iselin, New Jersey
January 7, 2000

                     NU ELECTRIC CORPORATION & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                      December 3l, September 24,
                                                         1999          1999
                                                       --------      --------
        ASSETS
Cash                                                   $ 15,670      $ 16,132
Deposits                                                    925           925
Property and equipment, net                              11,058        11,848
                                                       --------      --------
                                                       $ 27,653      $ 28,905
                                                       ========      ========

        LIABILITIES AND STOCKHOLDERS EQUITY

Liability:
   Due to officer                                      $ 15,000      $ 15,000
                                                       --------      --------

Stockholders' equity and deficiency
   Common stock par value $.001
   Authorized 50,000,000 shares
   Issued and outstanding                                61,543        61,543
   Additional paid in capital                           763,158       763,158
   Accumulated deficit                                 (812,O48)     (810,796)
                                                       --------      --------

   Total stockholders' equity                            12,653      $ 13,905
                                                       --------      --------

                                                       $ 27,653      $ 28,905
                                                       ========      ========

                     NU ELECTRIC CORPORATION & SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                             Twenty-six           Thirteen
                                            Weeks Ended         Weeks Ended
                                         December 31, 1999   September 24, 1999
                                         -----------------   ------------------
Revenues:                                           -0-                -0-
                                               --------           --------
Operating Expenses:

   Depreciation and amortization                  1,580                790

   Selling, general and administrative              979                510
                                               --------           --------
Total operating expenses                          2,559              1,300
                                               --------           --------

Net (loss) from operations                       (2,559)            (1,300)

Interest and dividend income                        166                159
                                               --------           --------
Net (loss)                                     ($ 2,393)          ($ 1,141)
                                               ========           ========
Net income per common share                    ($.00063)          ($.00030)
                                               ========           ========

     See accountants' compilation report and notes to financial statements.

                     NU ELECTRIC CORPORATION & SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                  TWENTY SIX WEEKS ENDED DECEMBER 31, 1999 AND
                     THIRTEEN WEEKS ENDED SEPTEMBER 24, 1999

                                     Common Stock
                                ---------------------  Additional
                                 Number of      Par      Paid-In    Accumulated
                                  Shares       Value     Capital      Deficit
                                ---------   ---------   ---------   ---------

Balance-June 28, 1999           2,917,855   $  61,543   $ 763,158   ($809,655)

Issuance of additional shares     893,000

Net (loss)                             --          --          --      (1,141)
                                ---------   ---------   ---------   ---------
Balance - September 24, 1999    3,810,855      61,543     763,158    (810,796)

Issuance of additional shares       2,000

Net (loss)                             --          --          --      (1,252)
                                ---------   ---------   ---------   ---------

Balance - December 31, 1999     3,812,855   $  61,543   $ 763,158   ($812,048)
                                =========   =========   =========   =========

     See accountants compilation report and notes to financial statements.

                     NIT ELECTRIC CORPORATION & SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                             Twenty-six           Thirteen
                                            Weeks Ended         Weeks Ended
                                         December 31, 1999   September 24, 1999
                                         -----------------   ------------------
Cash flows from operating activities:

   Net income/(loss)                         ($ 2,393)           ($ 1,141)
   Adjustment to reconcile net loss to
   net cash used in operations:
   Depreciation and amortization                1,580                 790
                                             --------            --------

Net cash (used) by operating activities          (813)               (351)

Cash - beginning                               16,483              16,483
                                             --------            --------

Cash - ending                                $ 15,670            $ 16,132
                                             ========            ========

                     NU ELECTRIC, CORPORATION & SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                    DECEMBER 31, 1999 AND SEPTEMBER 24, 1999

1. Organization and Nature of Business:

Escalator, Inc. was incorporated under the General Corporation laws of the State of Delaware on April 17, 1986. On April 22, 1998, a certificate of amendment was filed to change the name of the Corporation to Nu Electric Corporation. The Company is publicly traded under the symbol NRGE. The Company owns 100% of Frank Communications Corp., Escalator, Inc. (Pennsylvania) and Clean Water Technologies (see note 5).

2. Summary of Significant Accounting Policies:

      a.    Principles of Consolidation:

            The consolidated financial statements include the accounts of Nu Electric Corporation (Delaware), its wholly-owned subsidiaries of Frank Communications Corp. Escalator, Inc. (Pennsylvania) and Clean Water Technologies Inc. All significant intercompany transactions and balances have been eliminated.

      b.    Property, Equipment, Depreciation and Amortization:

            Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line and declining balance method over the estimated useful lives of the assets.

      c.    Income/(Loss) Per Common Share:

            The income or loss per common share is based on the weighted average number of shares outstanding. Fully diluted incomes per share amounts are not presented because the exercise of the stock option and the conversion of the 10% convertible notes payable are anti-dilutive.

      d.    Statement of Cash Flows:

            For purposes of the statement of cash flows, the Company considers all highly liquid accounts with a maturity of three months or less as cash equivalents.

                    NU ELECTRIC CORPORATION & SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                    DECEMBER 31, 1999 AND SEPTEMBER 24, 1999

2. Summary of Significant Accounting Policies (Continued):

      e.    Concentrations of Credit Risk:

            Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company places its temporary cash investments with a quality, high credit financial institution. At times, such investments, along with the Company's cash balances with this institution, exceeded the current insured amount under the Federal Deposit insurance Corporation.

      f.    Use of Estimates in Preparation of Financial Statements:

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. Income Taxes.

      For income tax reporting, the Company and its subsidiaries have net operating loss carry forwards, and investment tax credit carry forwards available to reduce future Federal income taxes. If not used, the carry forwards will expire as follows:

       Year Ending                   Federal Net                  Investment
         In June                    Operating Loss               Tax Credits
         -------------------------------------------------------------------
            1999                                                      $2,100
            2000                                                         700
            2001                       $ 32,835
            2002                         54,000
            2003                         71,000
            2004                        183,000
            2005                        160,000
            2008                         33,713
            2010                         13,569
            2011                        121,290
            2012                         24,798
                                       --------                       ------
                                       $694,205                       $2,800
                                       ========                       ======

                     NU ELECTRIC CORPORATION & SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                     DECEMBER 31, 1999 AND SEPTEMBER 24,1999

4. Capital Stocks

      As of June 27,1999, the Company issued an additional 750,000 shares of stock in connection with $30,00O expenses paid on behalf of Nu Electric Corporation & Subsidiaries by an entity owned by one of the majority shareholders. In addition, in lieu of cash repayment of a $10,000 officer loan payable was converted to 250,000 shares of common stock

5. Business Combination:

      On June 30, 1999, Nu Electric Corporation & Subsidiaries, a Delaware Corporation entered into a merger agreement with Clean Water Technologies Inc., (CWT) a Florida Corporation. The merger was accounted for by the pooling of Interests method, where the 10,000 shares of outstanding common stock of CWT were converted to 893,000 shares of common stock of Nu Electric Corporation & Subsidiaries. CWT had no assets, liabilities or income of any kind, character or description at the time of the merger, and accordingly there was no effect on the revenues and earnings reported. CWT holds a license for a technology developed at USF (University of South Florida) to remove arsenic from drinking water.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             NU ELECTRIC CORPORATION

                             By: /s/ Howard A. Scala
                                 -----------------------
                                 Howard A. Scala
                                 (Vice President)

Date: February 11, 2000

NU ELECTRIC CORPORATION