Form 10QSB
period 1999-12-31
NU ELECTRIC CORP
filed 2000-05-05
CIK 1096187

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-QSB

      [X]   Quarterly Report Under Section 13 or 15(d) of the
            Securities Exchange Act of 1934

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [X]   No [ ]

As of March 31, 2000 registrant had one class of common stock, of which 4,112,855 shares were outstanding.


================================================================================

                     NU ELECTRIC CORPORATION & SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                      MARCH 31, 2000 AND DECEMBER 31, 1999

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



               {Letterhead of Acquavella, Chiarelli, Shuster & Co}

To The Stockholders and Directors
Nu Electric Corporation & Subsidiaries
Tarpon Springs, Florida

We have compiled the accompanying consolidated balance sheets of NU ELECTRIC CORPORATION & as of March 31, 2000 and December 3l, 1999 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the 39 and 26 weeks then ended, respectively, in accordance With standards established by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.


               /s/ Acquavella, Chiarelli, Shuster & Co


Iselin, New Jersey
May 1, 2000

                     NU ELECTRIC CORPORATION & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                       March 31,   December 31,
                                                         2000         1999
                                                       --------     --------
        ASSETS
Cash                                                   $ 15,046     $ 15,670
Deposits                                                    925          925
Property and equipment, net                              10,268       11,058
                                                       --------     --------
                                                       $ 26,239     $ 27,653
                                                       ========     ========

        LIABILITIES AND STOCKHOLDERS EQUITY

Liability:
   Due to officer                                      $ 15,000     $ 15,000
                                                       --------     --------

Stockholders' equity and deficiency
   Common stock par value $.001
   Authorized 50,000,000 shares
   Issued and outstanding  4,112,855                     61,543       61,543
   Additional paid in capital                           763,158      763,158
   Accumulated deficit                                 (813,462)    (812,048)
                                                       --------     --------

   Total stockholders' equity                            11,239     $ 12,653
                                                       --------     --------

                                                       $ 26,239     $ 27,653
                                                       ========     ========

                     NU ELECTRIC CORPORATION & SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS



                                             Thirty-nine        Twenty-six
                                            Weeks Ended         Weeks Ended
                                           March 31, 2000    December 31, 1999
                                         -----------------   ------------------
Revenues:                                           -0-                -0-
                                               --------           --------
Operating Expenses:

   Depreciation and amortization                  2,370              1,580

   Selling, general and administrative            1,603                979
                                               --------           --------
Total operating expenses                          3,973              2,559
                                               --------           --------

Net (loss) from operations                       (3,973)            (2,559)

Interest and dividend income                        166                166
                                               --------           --------
Net (loss)                                     ($ 3,807)          ($ 2,393)
                                               ========           ========
Net income per common share                    ($.00093)          ($.00063)
                                               ========           ========

     See accountants' compilation report and notes to financial statements.

                     NU ELECTRIC CORPORATION & SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                  THIRTY-NINE WEEKS ENDED MARCH 31, 2000 AND
                  TWENTY SIX WEEKS ENDED DECEMBER 31, 1999


                                     Common Stock
                                ---------------------  Additional
                                 Number of      Par      Paid-In    Accumulated
                                  Shares       Value     Capital      Deficit
                                ---------   ---------   ---------   ---------
Balance-December 31, 1999       3,810,855   $  61,543   $ 763,158   ($810,796)

Issuance of additional shares       2,000

Net (loss)                             --          --          --      (1,252)
                                ---------   ---------   ---------   ---------


Issuance of additional shares     300,000

Net (loss)                             --          --          --      (1,414)
                                ---------   ---------   ---------   ---------

Balance - March 31, 2000        4,112,855   $  61,543   $ 763,158   ($812,048)
                                =========   =========   =========   =========

     See accountants compilation report and notes to financial statements.

                     NIT ELECTRIC CORPORATION & SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                             Thirty-nine         Twenty-six
                                            Weeks Ended         Weeks Ended
                                           March 31, 2000     December 31, 1999
                                         -----------------   ------------------
Cash flows from operating activities:

   Net income/(loss)                         ($ 3,807)           ($ 2,393)
   Adjustment to reconcile net loss to
   net cash used in operations:
   Depreciation and amortization                2,370               1,580
                                             --------            --------

Net cash (used) by operating activities        (1,437)               (813)

Cash - beginning                               16,483              16,483
                                             --------            --------

Cash - ending                                $ 15,046            $ 15,670
                                             ========            ========

See accountants compilation report and notes to financial statements.

                     NU ELECTRIC, CORPORATION & SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                    MARCH 31, 2000 AND DECEMBER 31, 1999



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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      a.    Principles of Consolidation:
            ----------------------------
            The consolidated financial statements include the accounts of Nu Electric Corporation (Delaware), its wholly-owned subsidiaries of Frank Communications Corp. Escalator, Inc. (Pennsylvania) and Clean Water Technologies Inc. All significant intercompany transactions and balances have been eliminated.

      b.    Property, Equipment, Depreciation and Amortization:
            ---------------------------------------------------
            Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line and declining balance method over the estimated useful lives of the assets.

      c.    Income/(Loss) Per Common Share:
            ------------------------------
            The income or loss per common share is based on the weighted average number of shares outstanding. Fully diluted incomes per share amounts are not presented because the exercise of the stock option and the conversion of the 10% convertible notes payable are anti-dilutive.

      d.    Statement of Cash Flows:
            ------------------------
            For purposes of the statement of cash flows, the Company considers all highly liquid accounts with a maturity of three months or less as cash equivalents.

                    NU ELECTRIC CORPORATION & SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                    MARCH 31, 2000 AND DECEMBER 31, 1999

2. Summary of Significant Accounting Policies (Continued):


      e.    Concentrations of Credit Risk:
            ------------------------------
            Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company places its temporary cash investments with a quality, high credit financial institution. At times, such investments, along with the Company's cash balances with this institution, exceeded the current insured amount under the Federal Deposit insurance Corporation.

      f.    Use of Estimates in Preparation of Financial Statements:
            --------------------------------------------------------
            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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
                                       ========                       ======

                     NU ELECTRIC CORPORATION & SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                     MARCH 31, 2000 AND DECEMBER 31, 1999

4. Capital Stocks

      As of June 27,1999, the Company issued an additional 750,000 shares of stock in connection with $30,00O expenses paid on behalf of Nu Electric Corporation & Subsidiaries by an entity owned by one of the majority shareholders. In addition, in lieu of cash repayment of a $10,000 officer loan payable was converted to 250,000 shares of common stock, as of March 31, 2000 the company issued an additional 300,000 shares of stock to its public relations firm.

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

Date: May 4, 2000

NU ELECTRIC CORPORATION