Form 10-K
period 2000-06-30
NU ELECTRIC CORP
filed 2000-09-26
CIK 1096187

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-KSB
                          FOR THE FISCAL YEAR ENDED JUNE 30, 2000

                          COMMISSION FILE No. 000-27629

                          GENERAL FORM FOR REGISTRATION
                     OF SECURITIES OF SMALL BUSINESS ISSUERS
        Under Section 12(b) or (g) of The Securities Exchange Act of 1934

                                Nu Electric Corp.
                 (Name of Small Business Issuer in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                                   23-2426437
                     (I. R. S. Employer Identification No. )

                624 East Tarpon Avenue, Tarpon Springs, FL 34689
               (Address of principal executive offices) (Zip Code)

                                  (727)942-8938
                           (Issuer's telephone number)

     Securities to be registered pursuant to Section 12(b) of the Act: None

 Securities to be registered pursuant to Section 12(g) of the Act: Common Stock

                                       1
                                TABLE OF CONTENTS

Part I
Item 1.  Description of Business..............................................3

Item 2.  Plan of Operation....................................................7

Item 3.  Description of Property..............................................7

Item 4.  Security Ownership of Certain Beneficial
         Owners and Management................................................8

Item 5.  Directors, Executive Officers, Promoters
         and Control Persons..................................................9

Item 6.  Executive Compensation..............................................10

Item 7.  Certain Relationships and Related Transactions......................10

Item 8.  Description of Securities...........................................10

Item 9.  Management's Discussion and Analysis................................11

Part II
Item 1.  Market Price of and Dividends on the Registrant's
         Common Equity and Other Shareholder Matters.........................12

Item 2.  Legal Proceedings...................................................13

Item 3.  Changes in and Disagreements with Accountants.......................13

Item 4.  Recent Sales of Unregistered Securities.............................13

Item 5.  Indemnification of Directors and Officers...........................14

Part F/S
Financial Statements.........................................................15

Part III
Item 1.  Index to Exhibits...................................................

Item 2.  Description of Exhibits.............................................

Signatures...................................................................

THIS REGISTRATION STATEMENT CONTAINS CERTAIN FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES REFORM ACT OF 1995. THE REGISTRANT INTENDS THAT SUCH FORWARD LOOKING STATEMENTS BE SUBJECT TO THE SAFE HARBORS CREATED THEREBY. THESE FORWARD LOOKING STATEMENTS INCLUDE STATEMENTS REGARDING (I) THE REGISTRANT'S RESEARCH AND DEVELOPMENT PLANS, MARKETING PLANS, CAPITAL AND OPERATIONS EXPENDITURES, AND RESULTS OF OPERATIONS; (II) POTENTIAL FINANCING ARRANGEMENTS; (III) POTENTIAL UTILITY AND ACCEPTANCE OF THE REGISTRANT'S EXISTING AND PROPOSED PRODUCTS; AND (IV) THE NEED FOR, AND AVAILABILITY OF, ADDITIONAL FINANCING.

THE FORWARD LOOKING STATEMENTS INCLUDED HEREIN ARE BASED ON CURRENT EXPECTATIONS AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. THESE FORWARD LOOKING STATEMENTS ARE BASED ON ASSUMPTIONS REGARDING THE REGISTRANT'S BUSINESS AND TECHNOLOGY WHICH INVOLVE JUDGMENTS WITH RESPECT TO, AMONG OTHER THINGS, FUTURE SCIENTIFIC, ECONOMIC, REGULATORY AND COMPETITIVE CONDITIONS, AND FUTURE BUSINESS DECISIONS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MANY OF WHICH ARE BEYOND THE CONTROL OF THE REGISTRANT. ALTHOUGH THE REGISTRANT BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD LOOKING STATEMENTS ARE REASONABLE, ANY OF THE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD LOOKING STATEMENTS. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD LOOKING INFORMATION CONTAINED HEREIN, THE INCLUSION OF SUCH INFORMATION SHOULD NOT BE REGARDED AS ANY REPRESENTATION BY THE REGISTRANT OR ANY OTHER PERSON THAT THE OBJECTIVES OR PLANS OF THE REGISTRANT WILL BE ACHIEVED.

References in this registration statement to "We," "Us," or the "Company" refer to Nu Electric Corporation, as well as their subsidiaries and predecessors.

                                     PART I

Item 1. Description of Business.
(a)      Business Development.
         We were incorporated as Escalator, Inc. under the General Corporation Laws of the State of Delaware on April 17, 1986. On June 3, 1986, Lone Pine Resources, Inc. was merged with our Company through a reverse merger whereby the shareholders of Lone Pine Resources, Inc. received an equal number of shares in Escalator, Inc. Lone Pine Resources, Inc. was incorporated under the laws of Utah on June 23, 1983.

         In the past, we conducted operations through our three wholly-owned subsidiaries Escalator Securities, Inc. and Escalator Investments, Inc. , and Frank Communications Corp., all Pennsylvania corporations. Escalator Investments, Inc. was incorporated in the State of Pennsylvania on August 15, 1984 and conducted financial planning activities through approximately 1992 as a Registered Investment Advisor under the Investment Advisors Act of 1940. Since 1992, Escalator Investments, Inc. has had no operations.

         Escalator Securities, Inc. was incorporated in the State of Pennsylvania on August 22, 1985, and conducted business as a registered broker-dealer under the Securities Exchange Act of 1934 and the Pennsylvania Securities Act of 1972 until 1997. On December 31, 1997, Escalator Securities, Inc. was closed by the National Association of Securities Dealers. Since this date, Escalator Securities, Inc. has had no operations.

         On July of 1990, we acquired Frank Communications Corp., a Pennsylvania corporation incorporated on May 30, 1989, which was in the business of financial public relations. In consideration of this acquisition, we paid $1,000. Frank Communications Corp. has no operations.

         On June 30, 1997, we transferred our holdings in Escalator Securities, Inc. to Escalator Investments, Inc. pursuant to the terms of an Agreement and Plan of Spinoff. The shareholders of Escalator, Inc. received all of the outstanding stock of Escalator Investments, Inc., and Escalator Securities, Inc., which then ceased being our wholly-owned subsidiaries.

         On April 22, 1998, we changed our name to Nu Electric Corporation. On June 30, 1999, we acquired Clean Water Technologies, Inc. (hereinafter "Clean Water"), a Florida limited liability company, through an agreement and plan of merger whereby all of the outstanding and issued shares of Clean Water were exchanged for shares of Nu Electric. Pursuant to this agreement, we acquired all of the assets of the business of Clean Water.

         We have not been a party to any bankruptcy, receivership or similar proceeding. We have not been involved in any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

(b)      Business of Issuer.
         (1)      Principal products or services and their markets.
                  We currently have no products, services or revenues. We plan to focus our efforts on sub-licensing environmentally friendly technology developed by third parties. We have developed no criteria for identifying such technology or for the identification of sub-licensees of such technology. There can be no guarantee that we will be able to locate and obtain licenses to such technology or such sub-licensees.

                  If we are able to obtain licenses for the use of technologies, we plan to sub-license such technology to third parties. If we are able to locate sub-licensees, and such sub-licensees are subsequently able to locate applications for the technology, we plan to obtain royalty fees on the use of the licensed technology. There can be no assurance that, if we obtain licenses to environmentally friendly technologies, we will be able to locate entities with the requisite knowledge and experience to arrange application of such technology. Further, there is no guarantee that if located, we will be able to enter into licensing agreements with favorable terms, if at all. If we are unable to acquire rights to technology or sub-license such technology to qualified entities, if obtained, it may have a materially adverse effect on our business and operations.

                  In our acquisition of Clean Water, we acquired a license to a technology related to the removal of arsenic from water ("arsenic technology"). We have sublicensed this arsenic technology to GSA Resources, Inc. We received patent approval for the arsenic technology on March 28, 2000 from the U.S. Patent Office.

         (2)      Distribution methods of the products or services.
                  We have no products or services to be distributed. As of the date of this annual report, we have no plans for distribution of any products or services that we may develop in the future.

         (3)      Status of any publicly announced new product or service.
                  We currently have no new products or services that have been publicly announced.

         (4) Competitive business conditions and the small business issuer's competitive position in the industry and methods of competition.
                  In our search for technology and qualified parties to apply such technology, we will compete with entities having significantly greater financial and other resources than that of the company. There can be no assurance that we will be able to compete effectively with such entities. Further, we will compete with our own potential sub-licensees for the location and acquisition of environmentally friendly technologies. Our failure to effectively compete with such entities could have a materially adverse effect on our business and operations.

         (5) Sources and availability of raw materials and the names of principal suppliers.
                  We have no arrangements for raw materials or suppliers.

         (6)      Dependence on one or a few major customers.
                  We have no customers.

         (7)      Intellectual Property.
                  Through our acquisition of Clean Water, we acquired an exclusive license for a process to remove arsenic from drinking water. More specifically, the technology is a method of removing arsenic species from an aqueous liquid using modified zeolite materials. This agreement is for a period of the longer of twenty years or the patent expiration. Although we are the exclusive licensee of this technology, the owners of the technology are permitted by the agreement to infringe upon our exclusive rights in the case of our insolvency, bankruptcy, dissolution, breach or similar occurrence. In addition, we are required to carry product liability insurance coverage in an amount sufficient to cover claims arising from the use of the Clean Water technology.

                  In consideration for this exclusive license, Clean Water paid seven-hundred thousand (700,000) shares of their common stock as the initial license fee for this technology. Further, we must pay two percent (2%) of revenues earned from the use of this technology. This percentage is subject to the following minimum royalty schedule:

                        First 24 months                                 $0
                        End of year three                               $5,000
                        End of year four                                $6,000
                        End of year five                                $7,200
                        End of year six                                 $8,640
                        End of year seven and each year thereafter      $10,368



                  As of the date of this registration statement, we currently have no trademarks, franchises, concessions, royalty agreements or labor contracts.

         (8) Need for any government approval of principal products or services. We are not in need of governmental approval, as we have no products or services.

         (9) Effect of existing or probable governmental regulations on the business. Although we have no operations which are currently affected by governmental regulation, we feel that the following may be of importance, if we attempt to utilize our license for the technology to remove arsenic from water.

                  Environmental Protection Agency ("EPA") established the current maximum contaminant level (MCL) for arsenic, 50 micrograms per liter (ug/L) or parts per billion (ppb), in 1975. This drinking water standard is based on the standard set by the Public Health Service in 1943.

                  In 1996, Congress established certain requirements the EPA must meet in designating a new standard for arsenic. These requirements have shaped the agency's strategic approach. The EPA will use peer-reviewed health effects research to meet the statutory deadlines, along with studies of treatment, analytical methods, occurrence, and cost-benefits, and will identify affordable small system technologies. Results of focused long-term arsenic research efforts will be considered in future reviews of the MCL, which will be evaluated at least every 6 years, as appropriate, as required by the 1996 amendments.

                  New standards on arsenic may be finalized by the EPA on January 1, 2001. These standards will dictate the parameters within which our company may be able to proceed in developing an area of operations.

                  Further, if we are able to acquire other environmentally friendly technologies in the future, of which there can be no assurance, we will likely be affected by regulations similar to those discussed above. Our failure to develop awareness on all regulations relating to technologies, which we may seek to acquire, could result in obsolescence of licenses obtained by us. Such obsolescence could have a materially adverse effect on our business and operations.

         (10) Research and Development in the last two fiscal years. As of the date of this registration statement, no amount has been spent on research and development.

         (11) Costs and effects of compliance with environmental laws. We anticipate that the nature of our business will surround compliance with environmental laws. We plan to acquire technology based on compliance with the environmental law standards. Since these standards will likely change regularly in the future, we will incur expenses in seeking technology which compliments such standards. Our failure to acquire technologies, which comply with environmental law regulations, could have a materially adverse effect on our operations.

         (12) Number of total employees and number of full time employees. We currently have three total and full-time employees. There are no employment or collective bargaining agreements in place.

Item 2. Plan of Operation.
We are currently unable to satisfy our cash requirements without the financial support of our management. We anticipate that we will meet our cash requirements for the foreseeable future through financial support of our management. Eventually, we may seek to raise additional funds. We have not yet determined if or how we plan to obtain these additional funds.

We plan to acquire existing technology, which has already been fully developed. Consequently, we do not anticipate significant research and development expenses over the next twelve months. We do not expect to purchase or sell any plant and significant equipment or make any significant changes in the number of employees over the next twelve months.

Item 3. Description of Property.
Our offices are located at 624 East Tarpon Avenue, Tarpon Springs, Florida. The space is approximately 1500 square feet and is leased by Wall Street Communications, Inc., a sub-chapter

S corporation controlled by the Scalas, at a monthly rent of $1200.00. We do not own any significant real or personal property.

Item 4. Security Ownership of Certain Beneficial Owners and Management.

(a)      Security Ownership of Certain Beneficial Owners


Title of          Name & Address of                  Amount & Nature                       Percent
Class             Beneficial Owner..                 of Ownership                          of Class
----------------------------------------------------------------------------------------------------

Common            Howard & Laurie Scala              1,400,000 Joint Tenancy                34.0%
                  624 East Tarpon Avenue
                  Tarpon Springs, FL  34689
Common            Howard & Laurie Scala                  2,500 Indirect                       .0006%
                  Wall Street Communications
                  624 East Tarpon Avenue
                  Tarpon Springs, FL  34689
Common            Howard Scala / IRA                 151,630 Direct                          3.7%
                  624 East Tarpon Avenue
                  Tarpon Springs, FL  34689
Common            Laurie Scala /IRA                  55,970 Direct                           1.4%
                  624 East Tarpon Avenue
                  Tarpon Springs, FL  34689
Common            Laurie Scala C/F                   33,230 Direct                           0.8%
                  Matthew & Jeffrey Scala
                  624 East Tarpon Avenue
                  Tarpon Springs, FL  34689
Common            Clifford Gross                     491,957 Direct                         12.0%
                  Utek, LLC
                  202 South Wheeler Street
                  Plant City, Florida  33566



(b)      Security Ownership of Management

Title of          Name & Address of                    Amount & Nature                      Percent
Class             Beneficial Owner                     of Ownership                         of Class
-----------------------------------------------------------------------------------------------------

Common            Howard & Laurie Scala              1,400,000 Joint Tenancy                 34.0%
                  624 East Tarpon Avenue
                  Tarpon Springs, FL  34689
Common            Howard & Laurie Scala                  2,500 Indirect                        .0006%
                  Wall Street Commmunications
                  624 East Tarpon Avenue
                  Tarpon Springs, FL  34689
Common            Howard Scala / IRA                 151,630  Direct                          3.7%
                  624 East Tarpon Avenue
                  Tarpon Springs, FL  34689
Common            Laurie Scala /IRA                  55,970    Direct                         1.4%


                  624 East Tarpon Avenue
                  Tarpon Springs, FL  34689
Common            Laurie Scala C/F                   33,230  Direct                           0.8%
                  Matthew & Jeffrey Scala
                  624 East Tarpon Avenue
                  Tarpon Springs, FL  34689
----------------------------------------------------------------------------------------------------------
TOTAL             Howard & Laurie Scala              1,643,330 shares                        39.9%



(c)      Changes in Control.
         There are currently no arrangements which may result in a change of control of the Company.

Item 5. Directors and Executive Officers, Promoters and Control Persons.
(a)      Officers and Directors.
         The following chart sets forth information on our officers and directors:

Name                  Age                         Title(s)                            Term of Office
----------------------------------------------------------------------------------------------------------
Laurie C. Scala       46           President, Secretary/Treasurer, & Director      July 1, 1998 to present
Howard A.Scala        48           Vice President & Director                       July 1, 1998 to present


         Our Bylaws require that we have a minimum of one director. Directors are elected at our annual meeting to be held on the second Monday of each September or at a time as soon thereafter as is convenient, at a time to be fixed by the Board of Directors. Directors shall serve until their successors are duly elected or appointed. A vacancy on the Board of Directors may be filled by a majority vote of the remaining directors.

         Our Bylaws provide for a minimum of the following officers: President, Treasurer and Secretary. These officers are to be elected by the Board of Directors at the first Board meeting following the annual meeting. Other officers may be appointed by the Board at any time, and the Board may fill any vacancies.

         Laurie C. Scala is a graduate of Douglas College in Communications (B.A. 1975). She began her brokerage career as a registered representative of Merrill Lynch, Pierce, Fenner & Smith, Inc. in 1976. In 1980, she became a Vice President of Herzfeld & Stern, Inc. In 1982, Mrs. Scala assumed a position as Vice President of Thomson McKinnon Securities, Inc. In 1984, she left her former position to work at a partnership formed with her husband, Howard Scala, providing financial planning and brokerage services. Since its formation in 1986, Mrs. Scala has worked for the Company. She holds no other directorships in any reporting companies.

         Howard A. Scala is a graduate of Syracuse University School of Management in Marketing (B.S. 1973). He began his brokerage career as a registered representative of Merrill Lynch, Pierce, Fenner & Smith, Inc. in 1976. In 1980, he became a Vice President of Herzfeld & Stern, Inc. In 1982, Mr. Scala assumed a position as Vice President of Thomson McKinnon Securities, Inc. In 1984, he left his former position to work at a partnership formed with his wife, Laurie Scala, providing financial planning and brokerage services. Since its formation in 1986, Mr. Scala has worked for the Company. He holds no other directorships in any reporting companies.

(b)      Identify Significant Employees.
         We have no persons, not mentioned above, who are expected to make a significant contribution to our business.

(c)      Family relationships.
         Laurie and Howard Scala are husband and wife.

(d) Involvement in certain legal proceedings. As of December 31, 1997, the registration of Escalator Securities, Inc. as a broker-dealer from the National Association of Securities Dealers, was revoked, and Howard Scala was barred as a broker.

         Other than the aforementioned, we have had no events that occurred during the past five years, including bankruptcies, criminal convictions or proceedings, court orders or judgments, that are material to an evaluation of the ability or integrity of any director, person nominated to become a director, executive officer, promoter or control person of our Company.

Item 6. Executive Compensation.

--------------------- -------- ---------- ---------- ------------------- ------------------ ----------------- ----------- ---------
 Name and Principal    Year    Salary     Bonus ($)     Other Annual        Restricted         Securities     LTIP        Other
      Position                    ($)                 Compensation ($)    Stock Award(s)       Underlying     Payouts       ($)
                                                                                ($)           Options (#)        ($)
--------------------- -------- ---------- ---------- ------------------- ------------------ ----------------- ----------- ---------

Laurie & Howard
Scala,                 1996        0          0              0                   0                 0              0          0
President & Vice       1997        0          0              0                   0                 0              0          0
President              1998        0          0              0               $187,500              0              0          0
respectively           1999        0          0              0               $234,375              0              0
--------------------- -------- ---------- ---------- ------------------- ------------------ ----------------- ----------- ---------


Item 7. Certain Relationships and Related Transactions.
There have been no transactions during the last two years, or proposed transactions, to which we were or are a party, in which any of our directors, executive officers, nominees for such positions, security holders or the families of such people had a material interest. We are not a subsidiary of any other company. We have retained Wall Street Marketing Group, Inc. to provide public relations and promotional services. We issued 300,000 restricted shares to them as compensation.

Item 8. Description of Securities.
Common Stock.
In General. We are authorized to issue 50,000,000 shares of common stock with a par value of $0.002 each, of which have 4,112,855 common shares were outstanding as of June 30, 2000. All of the issued and outstanding common stock is fully paid and non-assessable.

Voting. Each share of our common stock entitles the holder thereof to one vote per share in the election of directors and in all other matters upon which stockholders are entitled to vote. The holders of shares of common stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares voting for the election of directors can elect all of the directors to be elected, if they so choose. In such event, the holders of the remaining shares will not be able to elect any of our directors. As of the date of this registration statement, Howard and Laurie Scala are the beneficial owners of 1,643,330 voting shares or approximately 39.9% of our outstanding voting stock.

Dividends. Each share of common stock entitles the holder thereof to receive cash dividends as the Board of Directors may declare from funds legally available therefor. However, we have not declared any dividends to date and do not intend to declare any dividend on our common stock in the foreseeable future.

Rights. There are no preemptive rights with respect to the common stock. Upon liquidation, dissolution or winding up of the affairs of the Company, and after payment of creditors, the assets legally available for distribution will be divided ratably on a share-for-share basis among the holders of the outstanding shares of common stock.

Preferred Stock.
We are not authorized to issue any preferred stock at this time.

Item 9. Management's Discussion and Analysis



The company is considered to be in the development stage, and has generated no revenues in the last two fiscal years. In 1999, we experienced a loss of $22,259. Management cannot say with certainty when significant revenue will be received from the company's business.


We are dependent on financial support from the management of the company to meet our cash requirements. While the company hopes to raise money through the sale of securities in a public or private offering during the next fiscal year, there is no guarantee that we will do so.

After acquiring Clean Water Technologies, we signed an agreement with GSA Resources to act as our exclusive sublicensee. Pursuant to the contract, the company is entitled to a royalty of 5% of the gross revenue transacted by GSA, along with a minimum royalty payment of at least $5000, up to a maximum of $10,368. GSA has ambitious plans to exploit our arsenic technology and is in the process of raising money to support their marketing effort. These royalty payments commence on December 31, 2001.

We signed a letter of intent to acquire Zorax, Inc. on May 1,2000. After performing due diligence on the company, we agreed to issue 600,000 shares of restricted common stock to acquire Zorax, on September 21,2000. We continue to explore the acquisition of environmentally friendly technologies.
                                       11


                                     PART II

Item 1. Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters.

(a)      Market information.
         Our common stock is traded on the Over the Counter Bulletin
         Board ("OTCBB") under the symbol NRGE. The following bid quotations have been reported for the period beginning January 1, 1998 and ended June 30, 2000:

                                                         Bid Quotations
                                                         --------------
         Period                                      High              Low
         ------                                      ----              ----

         Quarter Ended:
         March 31, 1998                              $3/8              $1/4
         June 30, 1998                               $1/2              $3/8
         September 30, 1998                          $17/32            $3/8
         December 31, 1998                           $23/32            $5/32

         Quarter Ended:
         March 31, 1999                              $11/16            $13/32
         June 30, 1999                               $1 7/8            $3/8
         September 30, 1999                          $1 1/16           $1/2
         December 31, 1999                           $1 1/16           $11/16

         Quarter Ended:
           March 31, 2000                            $2 7/16           $13/16
           Jume 30, 2000                             $2                $1 3/32

         Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission. Such quotes are not necessarily representative of actual transactions or of the value of our securities, and are in all likelihood not based upon any recognized criteria of securities valuation as used in the investment banking community.

         The Company has been advised that approximately eleven member firms of the NASD are currently acting as market makers for the common stock. There is no assurance that an active trading market will develop which will provide liquidity for the Company's existing shareholders or for persons who may acquire common stock through the exercise of warrants.

(b)      Holders.

         As of June 30, 2000, there were approximately 618 holders of record of our 4,112,855 shares of common stock outstanding. Of these shares, 2,903,858 are restricted securities within the meaning of Rule 144(a)(3) promulgated under the Securities Act of 1933, as amended, because such shares were issued and sold by the Company in private transactions not involving a public offering. Certain of the shares of common stock are held in "street" name and may, therefore, be held by several beneficial owners. Our transfer agent is Fidelity Transfer Company located at 1800 South West Temple, Suite 301, Box 53, Salt Lake City, UT 84115.

         No prediction can be made as to the effect, if any, that future sales of shares of common stock or the availability of common stock for future sale will have on the market price of the common stock prevailing from time-to-time. Sales of substantial amounts of common stock on the public market could adversely affect the prevailing market price of the common stock.

(c)      Dividends.
         We have not paid a cash dividend on our common stock in the past two years. The payment of dividends may be made at the discretion of our Board of Directors and will depend upon, among other things, our operations, our capital requirements and our overall financial condition. As of the date of this registration statement, we have no intention to declare dividends.

Item 2. Legal Proceedings.
We are currently unaware of any pending legal proceeding or any proceeding contemplated by a governmental authority in which we may be involved.

Item 3. Changes in and Disagreements with Accountants.
In August 1998, we retained our current accountants, Acquavella, Chiarelli, Shuster & Co. We dismissed our previous accountant, Robert DiMarco, because the firm was understaffed. The dismissal was not due to any unfavorable report or disagreement. Further, the dismissal was not related to any advice or recommendations of the accountant. The change was made solely based on the fact that the Board of Directors felt that a larger firm may better meet the needs of our Company.

Item 4. Recent Sales of Unregistered Securities.
On January 13, 1997 we issued 3,000 shares of our common stock as an employee bonus. This transaction was made in reliance on the exemption from the registration requirements provided in section 4(2) of the Securities Act of 1933.

On June 30, 1997, we issued 306,000 shares of our common stock in the conversion of outstanding 10% convertible bonds. This transaction was made in reliance on the exemption from the registration requirements provided in section 4(2) of the Securities Act of 1933.

On March 2, 1998, we issued 3,000 shares of our common stock as an employee bonus. In addition, we issued 500,000 shares to Howard and Laurie Scala as compensation for services rendered on the same date. These transactions were made in reliance on the exemption from the registration requirements provided in section 4(2) of the Securities Act of 1933.

On February 17, 1999, we issued 2,000 shares of our common stock as an employee bonus. This transaction was made in reliance on the exemption from the registration requirements provided in section 4(2) of the Securities Act of 1933.

On June 17, 1999 we issued 1,000,000 shares of our common stock as compensation for services rendered. This transaction was made in reliance on the exemption from the registration requirements provided in section 4(2) of the Securities Act of 1933.

On June 30, 1999, we issued 893,000 shares of our common stock pursuant to the Agreement and Plan of Merger with Clean Water.

On December 30, 1999, we issued 2,000 shares of our common stock as an employee bonus. This transaction was made in reliance on the exemption from the registration requirements provided in section 4(2) of the Securities Act of 1933.


Item 5. Indemnification of Directors and Officers.
Our Amended and Restated Certificate of Incorporation eliminates the liability of our directors, officers, and trustees to the fullest extent permitted by
Section 145 of the Delaware General Corporation Law ("DCGL"), as the same may be amended from time to time.

Section 145(a) of the DGCL provides that a Delaware corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the corporation) by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful.

Section 145(b) of the DGCL provides that a Delaware corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that such person acted in any of the capacities set forth above, against expenses (including attorneys' fees) actually and reasonably incurred by him in connection with the defense or settlement of such action or suit if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation and except that no indemnification shall be made in respect of any claim, issue or matter as to which such person shall have been adjudged to be liable to the corporation unless and only to the extent that the Court of Chancery or the court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability but in view of all the circumstances of the case, such person is fairly and reasonably entitled to be indemnified for such expenses which the court shall deem proper.

Section 145 of the DGCL further provides that to the extent a director or officer of a corporation has been successful on the merits or otherwise in the defense of any action, suit or proceeding referred to in subsections (a) and (b) of Section 145, or in the defense of any claim, issue, or matter therein, he shall be indemnified against expenses (including attorneys' fees) actually and reasonably incurred by him in connection therewith; that indemnification and advancement of expenses provided by, or granted pursuant to Section 145 shall not be deemed exclusive of any other rights to which those seeking indemnification or advancement of expenses may be entitled under any bylaw, agreement, vote of stockholders or disinterested directors or otherwise, both as to his official capacity and as to action in another capacity while holding such office; that indemnification and advancement of expenses provided by, or granted pursuant to, Section 145 shall, unless otherwise provided when authorized or ratified, continue as to a person who has ceased to be a director or officer and shall inure to the benefit of the heirs, executors and administrators of such a person; and that the corporation shall have the power to purchase and maintain insurance on behalf of any person who is or was a director or officer of the corporation against any liability asserted against him and incurred by him in any such capacity, or arising out of his status as such, whether or not the corporation would have the power to indemnify him against such liability under such Section 145.

                                     NU ELECTRIC, CORPORATION & SUBSIDIARIES

                                       CONSOLIDATED FINANCIAL STATEMENTS

                                               JUNE 30, 2000




                                  NU ELECTRIC, CORPORATION & SUBSIDIARIES

                                    CONSOLIDATED FINANCIAL STATEMENTS

                                             JUNE 30, 2000

                                           TABLE OF CONTENTS





                                                                    Page

Independent Auditor's Report                                    1


Consolidated Financial Statements:

        Balance Sheet                                           2

        Statement of Operations                                 3

        Statement of Stockholder's Equity (Deficiency)          4

        Statement of Cash Flows                                 5

        Notes to Financial Statements                         6-8


Consolidating Supplementary Information:

        Independent Auditor's Report on
          Supplementary Information                             9

        Consolidating Balance Sheet                            10

        Consolidating Statement of Operations                  11






To The Stockholders And Directors
Nu Electric, Corporation & Subsidiaries
Tarpon Springs, Florida  34689


INDEPENDENT AUDITOR'S REPORT


     We have audited the accompanying consolidated balance sheet of Nu Electric, Corporation & Subsidiaries, as of June 27, 1999 and June 30, 2000 and the related consolidated statements of operations, retained earnings, stockholder's equity (deficiency) and cash flows for the fifty two weeks then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. A audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. A audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nu Electric, Corporation & Subsidiaries, as of June 27, 1999 and June 30, 2000, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                               Acquavella, Chiarelli,
                                  Schuster & Co.


Iselin, New Jersey
July 10, 2000

                                 NU ELECTRIC, CORPORATION & SUBSIDIARIES

                                     CONSOLIDATED BALANCE SHEET

                                                JUNE


                ASSETS
                                               June 27,       June 30,
                                                 1999           2000
        Cash                                    $16,483        $14,552
        Deposits                                    925            925
        Property and equipment (net) (note 2)    12,638          9,478

                                                $30,046        $24,955




                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

        Due to officer                          15,000          15,000
        Accrued expenses                           -             7,500

                Total liabilities               15,000          22,500

Stockholders' equity and deficiency
        Common stock - par value $.001
          Authorized 50,000,000 shares             -                -
          Issued and outstanding 4,112,855
        shares                                   61,543         61,543
        Additional paid in capital              763,158        763,158
        Accumulated deficit                    (809,655)       (812,246)

         Total stockholders' equity (deficit)    15,046           7,455

                                                $30,046         $24,955



                 See accountants' report and notes to financial statements

                         NU ELECTRIC, CORPORATION & SUBSIDIARIES

                           CONSOLIDATED STATEMENT OF OPERATIONS







                                                 Fifty-two         Fifty-two
                                                Weeks Ended      Weeks Ended
                                               June 27, 1999    June 30, 2000

Revenue                                             $-0-              $-0-

Operating Expenses:

        Salaries and related expenses                   -                 -
        Clearing expenses and commissions               -                 -
        Depreciation/amortization                   3,160             3,160
        Rent                                        6,102                -0-
        Selling, general and administration        34,318             9,597

        Total operating expenses                   43,580            12,757

        Net Income (loss) from operations        ($43,580)         ($12,757)

        Interest and dividend income                   18               166

        Other income                               21,303

        Net income (loss)                        ($22,259)         ($12,591)

        Net income (loss) per common share        (.00584)          (.00306)






                 See accountants' report and notes to financial statements.

                       NU ELECTRIC, CORPORATION & SUBSIDIARIES

            CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)

    FIFTY-TWO WEEKS ENDED JUNE 27, 1999 AND FIFTY-TWO WEEKS ENDED JUNE 30, 2000




                        C o m m o n   S t o c k
                                                    Additional
                              Number of     Par     Paid-In
                               Shares      Value    Capital       Deficit

Balance - June 28, 1998      1,906,397    $21,543   $761,158     ($787,396)

Net income (loss)            1,011,458     40,000      2,000      ( 22,259)

Balance - June 27, 1999      2,917,855     61,543    763,158      (809,655)

Net income (loss)            1,195,000         -          -        (12,591)

Balance - June 30, 2000      4,112,855    $61,543   $763,158     ($812,246)





               See accountants' report and financial statements.

                 NU ELECTRIC, CORPORATION & SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF CASH FLOWS


                                                               Fifty-two          Fifty-two
                                                               Weeks Ended        Weeks Ended
                                                               June 27, 1999      June 30, 2000
Cash flows from operating activities:
        Net income/(loss)                                         ($22,259)            (12,591)
        Adjustment to reconcile net loss to
          net cash used in operations:
         Depreciation and amortization                               3,160               3,160
        Increase (decrease) in accounts payable and
          accrued expenses                                                               7,500

Net cash provided (used) by operating activities (19,099)                                1,931

Cash flows from financing activities:
        Proceeds from the issuance of 1,000,000
         shares of common stock                                     40,000
        Decrease in 10% convertible notes payable                   (3,000)
        (Increase) decrease in due from officers                    10,000

Net cash provided (used) by financing activities                    27,000

Net increase (decrease) in cash                                      7,901              (1,931)

Cash - beginning                                                     8,582              16,483

Cash - ending                                                      $16,483             $14,552



        See accountants' report and notes to financial statements.

                  NU ELECTRIC, CORPORATION & SUBSIDIARIES

                    NOTES TO FINANCIAL STATEMENTS

                            JUNE 30, 2000


1.              Organization and Nature of Business:

     Escalator, Inc. was incorporated under the General Corporation laws of the state of Delaware on April 17, 1986. On April 22, 1998, a certificate of amendment was filed to change the name of the Corporation to Nu-Electric Corporation. The Company is a publicly traded Company which trades under the symbol NRGE. The Company owns 100% of Frank Communications Corp. and Escalator, Inc. (Pennsylvania). Escalator, Inc. (Pennsylvania) owns 100% of Escalator, Investments Inc. and Escalator Securities Inc.

     Escalator Securities Inc. is a licensed broker dealer and market maker in securities. The Company is licensed by the Securities and Exchange Commission, various State security agencies and the National Association of Securities Dealers. On December 31, 1997 the Company surrendered its license. Frank Communications Corp. provides Financial Public Relations Services. The Company ceased operations in July of 1997. As of June 28, 1998 all subsidiaries have ceased doing business and are in the process of being dissolved. All significant intercompany transactions and balances have been eliminated.


2.              Summary of Significant Accounting Policies

     a. Principals of Consolidation: The consolidated financial statements include the accounts of Nu-Electric Corporation (Delaware), its wholly-owned subsidiaries of Frank Communications Corp. and Escalator, Inc. (Pennsylvania). Also Escalator Investments, Inc. and Escalator Securities, Inc. both Pennsylvania corporations wholly owned by Escalator, Inc. (Pennsylvania). All significant intercompany transactions and balances have been eliminated.

     b. Securities not Readily Marketable: Securities not readily marketable represent securities which cannot be sold or offered due to arrangements, restrictions or other conditions applicable to the Company. The securities are listed at fair value as determined by Board of Directors and is unchanged for the period covered by the accompanying financial statements.

a.  Property,  Equipment,  Depreciation  and  Amortization:   Property  and
equipment are stated at cost. Depreciation and amortization are provided using the straight-line and declining balance method over the estimated useful lives of the assets.

              NU ELECTRIC, CORPORATION & SUBSIDIARIES

                 NOTES TO FINANCIAL STATEMENTS

                        JUNE 30, 2000


2.              Summary of Significant Accounting Policies (Continued)

     d. Amortization of Debt Issuance Costs: The company and its subsidiaries file a consolidated Federal income tax return. Investment tax credits, when applicable, are recorded as a reduction of Federal income tax in the year in which the credits are utilized.

     e. Income Taxes: Debt issue costs associated with the 10% convertible notes payable are being amortized over the term of the notes using the straight line method which expired in 1997.

     f. Income/(Loss) Per Common Share: The income or loss per common share is based on the weighted average number of shares outstanding (4,112,855).

     a. Statement of cash flows: For purposes of the statement of cash flows, the Company considers all highly liquid accounts with a maturity of three months or less as cash equivalents.

     a. Concentrations of Credit Risk: Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The company places its temporary cash investments with a quality, high credit financial institution. At times, such investments, along with the Company's cash balances with this institution, exceeded the current insured amount under the Federal Deposit Insurance Corporation.

     i. Use of Estimates in Preparation of Financial Statements: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                NU ELECTRIC, CORPORATION & SUBSIDIARIES

                                     NOTES TO FINANCIAL STATEMENTS

                                            JUNE 30, 2000


3.              Income Taxes

     For income tax reporting, the Company and its subsidiaries have net operating loss carry forwards, and investment tax credit carry forwards available to reduce future Federal income taxes. If not used, the carry forwards will expire as follows:

                             Year Ending                 Federal Net
                               In June                  Operating Loss

                                  2001                        $32,835
                                  2002                         54,000
                                  2003                         71,000
                                  2004                        183,000
                                  2005                        160,000
                                  2008                         33,713
                                  2010                         13,569
                                  2011                        121,290
                                  2012                         24,259
                                  2013                         22,798

                                                             $716,464


4.              Business Combination

     On June 30, 1999, Nu Electric, Corporation & Subsidiaries, a Delaware Corporation entered into a merger agreement with Clean Water Technologies, Inc.,
(CWT) a Florida Corporation. The merger was accounted for by the pooling of interests method, where the 10,000,000 shares of outstanding common stock of CWT was converted to 893,000 shares of common stock of Nu Electric, Corporation & Subsidiaries. CWT had no assets, liabilities or income of any kind, character or description at the time of the merger, and accordingly there was no effect on the revenues and earnings reported. CWT holds a license for a technology developed at USF

                                NU ELECTRIC, CORPORATION & SUBSIDIARIES

                                    NOTES TO FINANCIAL STATEMENTS

                                            JUNE 30, 2000


4.              Business Combination (Continued):

     (University of South Florida) to remove arsenic from drinking water. As of October 1999 Nu Electric granted GSA Resources, Inc. an exclusive sublicense to use and market the technology to remove arsenic from drinking water. Minimum royalty payments under this agreement are as follows:

                          2001                           5,000
                          2002                           6,000
                          2003                           7,200
                          2004                           8,640
                          2005 (and until termination)  10,368


5.              Commitments and Contingencies:

     a. As of May 1, 2000 the Company has signed a letter of intent to acquire Zorax, Inc. and the exclusive worldwide license to manufacture and market a proprietary process technology that improves the extraction of cryptosparedium and giardia from drinking water. A US patent has been filed by John Hopkins University, the owners' of the technology. Zorax Inc. has no assets or liabilities other than as relates to its license of the technology and research agreement with John Hopkins University. Nu Electric proposes to acquire Zorax, Inc. no later than August 31, 2000 by way of a tax free merger whereby Nu Electric will issue 1,000,000 shares of its common stock in exchange for all outstanding shares of Zorax, Inc.



Stockholders and Directors
Nu Electric, Corporation & Subsidiaries
Tarpon Springs, Florida  34689





INDEPENDENT AUDITOR'S REPORT ON
CONSOLIDATING SUPPLEMENTARY INFORMATION


     Our audits of the consolidated financial statements included in the preceding section of this report were directed to the consolidating supplementary information as of June 27, 1999 and the June 30, 2000, and for the fifty-two weeks then ended, presented in the following section of this report has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements. This information, while not considered necessary for fair presentation of the consolidated financial position, results of operations and cash flows of the Company and its subsidiaries, is in our opinion, fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.


                                                     Page 11

                              NU ELECTRIC, CORPORATION & SUBSIDIARIES

                                 NOTES TO FINANCIAL STATEMENTS

                                              JUNE 30, 2000






                                              Fifty-two       Fifty-two
                                             Weeks Ended     Weeks Ended
                                            June 27, 1999   June 30, 2000

Dues and subscriptions                            $1,945
Fines litigation and assessments                      -
Insurance                                             -
Legal and accounting                               4,274          5,000
Office expenses and supplies                       8,642
Sales, promotional, auto ant travel               12,320
Taxes, licenses and filing fees                    1,854          2,606
Telephone and utilities and maintenance            5,283          1,991

                                                 $34,318         $9,597



        See accountants' report and notes to financial statements.







                                  EXHIBIT INDEX


EXHBIT #                   ITEM                                             Page

   2.1                     Acquisition of Escalator, Inc.*

   2.2                     Lone Pine Resources, Inc. Merger*

   2.3                     Agreement and Plan of Spinoff*

   2.4                     Acquisition of Clean Water Technologies, Inc.*

   3.1                     Articles of Incorporation*

   3.2                     Bylaws*

   4                       Share Certificate*

   10                      Sublicense Agreement GSA

   21                      Subsidiaries of the Registrant*

   27                      Financial Data Schedule*


* Previously filed.


                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     NU ELECTRIC CORP.
                                                     /s/ Laurie Scala
                                                     ---------------------------
                                                     By: Laurie Scala, President
 Date:

Exhibit 10    Sublicense Agreement GSA

SUBLICENSE AGREEMENT

THIS AGREEMENT, effective the 12th day of OCTOBER 1999, is between NuElectric Corp., a Delaware corporation, ("NUELECTRIC"), located at 624 East Tarpon Avenue, Tarpon Springs, Florida 34689 and GSA Resources, Inc. ("GSA") an Arizona corporation, located at 7660 N. Business Park Drive, Tucson, Arizona 85743.

Introduction

WHEREAS, GSA is involved in the merchandising of several Zeolite related products. WHEREAS, the University of South Florida ("U8F") has developed the following technology: Method for removing arsenic species from an aqueous liquid using modified zeolite materials as disclosed in US patent applications 60/036,704 and 90/016, 126 by inventor Dr. Dagmar Bonnin. Copies of the patent application have been provided to GSA. WHEREAS, NUELECTRIC is the exclusive licensor ofUSF Technology and is willing to grant GSA an exclusive sublicense to use and market USF Technology; and WHEREAS, NUELECTRIC believes it is in its best interest to grant GSA a license as set forth below: NOW THEREFORE, in consideration of the premises and mutual covenants set forth herein, and intending to be legally bound, the parties agree as follows:

1. Definitions

A. "NUELECTRIC Patent Rights" shall mean the license rights to the USF Patent Application listed above and any successor application, domestic or foreign resulting therefrom, and any US or foreign patents issuing therefrom.

B. "USF Technology" shall mean a method for removing arsenic species from aqueous liquid using modified zeolite minerals as described in USF's patent application.

C. "Licensed Product" shall mean any GSA product, system and/or process in which USF Technology is used, for arsenic removal.

D. To "Commercially Exploit" or "Commercial Exploitation" of a Licensed Product, shall mean to provide the Licensed Product to a customer, in exchange for valuable consideration.

E. "Revenue for a Licensed Product" shall mean consideration due or paid to GSA for GSA's providing of a Licensed Product to a customer.

F. "Territory" shall mean Worldwide.

 II .Grant
Subject to the covenants set forth in Section VII below, GSA is granted the exclusive right and license to Commercially Exploit Licensed Products in the Territory.

III. Best Efforts
   GSA. shall use its best efforts to develop and Commercially Exploit Licensed Products in the Territory.

IV. License Fees and Running Royalties

GSA agrees to pay license fees, and running royalties ( all payable to NUELECTRIC) as follows:

        A. For the arsenic removal technology (Dr. Dagrnar Bonnin's technology) an initial license fee of $0.

IV. License Fees and Running Royalties ( continued) B. Running Royalties equal to: Five Percent ( 5% ) of the gross revenue resulting from Commercial Exploitation of Licensed Products in the United States on a semi-annual basis. Two-Percent (2% ) of the gross revenue resulting from Commercial Exploitation of Licensed Products outside the United States on a semi- annual basis.

C. GSA shall pay to NUELECTRIC the following minimum annual royalty payments:
Zero (0) dollars until December 30th, 2001; five thousand dollars ($5,000.00) payable on December 31st, 2001 ;six thousand dollars ($6,000.00) payable on December 31st, 2002; seventy-two hundred dollars ($7,200.00) payable on December 31st, 2003; eight thousand six hundred forty dollars ($8,640.00) payable on December 31st, 2004; and ten thousand three hundred sixty eight dollars ($10,368.00) payable on December 31st, 2005; and on December 31st for each successive year thereafter during the term of this Agreement.

V. Patent Prosecution
The filing, prosecution and maintenance of all USF Technology shall be at the sole discretion of USF, provided that at GSA's request and sole expense, NUELECTRIC will arrange for USF to seek, obtain and maintain the USF Technology and requested other protection, in the territory, to the extent that USF is lawfully entitled to do so, all of which shall be incorporated in USF Technology. Should GSA elect not to seek, obtain or maintain a part of USF Technology, all rights to such part shall revert to NUELECTRIC, and GSA shall have no further interest therein.


VI. Assignability
       This Agreement may not be assigned by GSA to any person or entity without NUELECTRIC'S advance approval.

VII. NUELECTRIC Retained Rights and Covenant

       USF retains the right to use this technology for educational and research purposes.
       NUELECTRIC covenants that it will not license to Commercially Exploit USF Technology licensed to oSA under this Agreement, and will not itself so Commercially Exploit, unless

       (A) authorized by this Agreement, or (B) GSA becomes insolvent, or
       (C) anyone files a lien against this Agreement, the USF Technology, or the NUELECTRIC Patent Rights granted to GSA hereunder, or
       (D) GSA takes any action, or fails to take any action, the result of which gives a third party the right to acquire a security interest in this Agreement, the USF Technology, or the NUELECTRIC Patent Rights granted to GSA hereunder, or
       (E) GSA files for bankruptcy or a receiver is appointed, or
       (F) GSA ceases to carry on its business, with the exception of merger, reorganization, acquisition, or similar restructuring.
       (G) GSA materially breaches this Agreement in a manner that causes the Agreement to terminate or give NUELECTRIC the right to terminate under
       Section XII.


VIII. Product Liability/Insurance
GSA shall, at all times during the term of this Agreement and thereafter, be solely responsible for, and defend, hold harmless and indemnify USF, the State of Florida, Board of Regents, NUELECTRIC, their trustees, officers, employees, agents and other representatives, against any claims and expenses, including legal expenses and reasonable attorney's fees, arising out of the death of or injury to any person or property based upon products and/or services produced, provided or developed for, or by GSA, or commercially exploited by GSA pursuant to its rights under this Agreement. GSA shall obtain and carry in full force and effect product liability insurance, in amounts customary in the relevant industry in which GSA commercially exploits licensed products which shall protect USF, their trustees, the Board of Regents, officers, employees, and agents and the State of Florida and NUELECTRIC in regard to the foregoing events at such time as GSA begins to commercially exploit licensed products.

IX. Record Keeping
        A. GSA shall keep full, true and accurate books of account containing all particulars that may be necessary for the purpose of showing the amounts payable to NUELECTRIC hereunder. Said books of account shall be kept at GSA's principal place of business. Said books and the supporting data shall be open at all reasonable times, with reasonable advanced notice for five (5) years following the end of the calendar year to which they pertain, to the inspection of NUELECTRIC or its agents for the purpose of verifying GSA's royalty statement or compliance in other respects with Agreement.

        B. GSA within ninety (90) days after each six (6) months, shall deliver to NUELECTRIC true and accurate reports, giving such particulars of the business conducted by GSA during the six (6) months as shall be pertinent to royalty accounting hereunder. These shall include at least the following:

        (1) the number or amount of Licensed Products provided by GSA to its customers, if any,



        (11) the Revenue derived by GSA from its Commercial Exploitation of Licensed Products, if any, and

        (III) the royalties due pursuant to Section IV

        With each such report submitted, GSA shall pay the royalties and any other consideration due and payable under this Agreement. If no royalties, fees or other consideration shall be due, GSA shall so report.

        C. On or before the ninetieth (90th) day following the close of GSA's Fiscal year, GSA shall provide NUELECTRIC with GSA's financial statements for the preceding fiscal year including, at a minimum, a Balance Sheet and an Operating Statement.

        D. The payments for royalties, fees or other consideration set forth in this Agreement shall, if overdue, bear interest until payment at the monthly rate of one percent ( 1% ). The payment of such interest shall not foreclose NUELECTRIC from exercising any other rights either may have as a consequence of the lateness of any payment.

        E. GSA hereby agrees that it shall not sell, transfer, export or re-export any Licensed Products or related information in any form or any direct products of such information, except in compliance with all applicable laws, including the export laws of any U.S. government agency and any regulations thereunder, and will not sell, transfer, export or re-export any such Licensed Products or information to any persons or any entities with regard to which there exist grounds to suspect or believe that they are violating such laws. GSA shall be solely responsible for obtaining all licenses, permits or authorizations required from the U.S. and any other government for any such export or re-export.


X. Non Use of Names
        GSA shall not use the names of USF or NUELECTRIC, nor any adaptation or either, in any advertising, promotional or sales literature without prior written consent obtained from USF and/or NUELECTRIC in each case, except that GSA may state that it is licensed by NUELECTRIC under one or more of the patents and/or applications comprising the USF Technology.

XI. Term and Termination
        A. Unless sooner terminated as provided herein, the royalty obligations of this Agreement will expire twenty (20) years from the date of the execution of this Agreement.
        B. In the event GSA files for bankruptcy or a receiver is appointed, this Agreement may immediately thereafter be terminated at the option of NUELECTRIC.
        C. Should GSA fail to pay the royalties, and/or other consideration due and payable hereunder, NUELECTRIC shall have the right to terminate this Agreement on fofty-five (45) days written notice. Upon the expiration of the fofty-five (45) day period, if GSA shall not have paid all such royalties and interest thereon, NUELECTRIC shall have the right to terminate this Agreement. Upon any material breach or default of Agreement by GSA, other than those occurrences set out herein above which shall always take precedence in that order over any material breach or default referred to in this Section, NUELECTRIC shall have the right to terminate this Agreement and the rights, privileges and license granted hereunder upon fofty-five (45) days written notice to GSA. Such termination shall become effective unless GSA shall have cured any such breach or default prior to the expiration offofty-five (45) days from the date GSA receives notice of the breach or default.


        D. Upon termination of this Agreement for any reason, nothing herein shall be construed to release either party from any obligation that matured prior to the effective date of such termination. GSA may, however, after the effective date of such termination, complete Commercial Exploitation of Licensed Products for which GSA has received consideration at the time off such termination and sell the same, provided that GSA shall pay to NUELECTRIC the royalties or other consideration thereon as required under the provisions of Section IV of this Agreement, and shall submit the reports required under Section IX regarding the Commercial Exploitation of the Licensed Products.

        E. Upon termination of this Agreement for any reason, all intellectual property rights licensed hereunder, including without limitation, all USF Patent Rights and all USF Technology shall revert to NUELECTRIC, and GSA shall have no further right to or continuing interest. In addition, any sublicenses hereunder shall terminate, unless accepted by NUELECTRIC.

        F. GSA, its successors or assigns, shall have the option to terminate this license agreement upon thirty {30) days written notice and in that event, GSA shall cease using USF Technology and return same to NUELECTRIC. In this event, it is understood that all future minimum annual royalty payment obligations under this Agreement shall be void and cancelled.

XII. Payments, Notices and Other Communications
        Any payment, notice or other communication made to any party pursuant to this Agreement shall be sufficiently made or given on the date of mailing if sent to such party by certified first class mail or air courier, postage prepaid, addressed to it at its address below, or at such other address as it shall have designated by written notice given to the other party.

        In the case of NUELECTRIC: 624 East Tarpon Avenue
        Tarpon Springs, FL 34689

        In the case of GSA: 7660 N. Business Park Drive Tucson, Arizona 86743

XIII. Infringement

        GSA understands that NUELECTRIC makes no representation and provides no assurance that Commercial Exploitation of Licensed Products under this Agreement does not and will not in the future, infringe or otherwise violate the rights of others.

XIV. Miscellaneous Provisions
        A. Each party represents and warrants that it has the' authority to enter into this Agreement and that the execution, delivery and performance of this Agreement does not conflict with any agreement, or understanding, either written or oral, to which it is a party or to which it is otherwise bound.

        B. This Agreement shall be construed, governed, interpreted and applied in accordance with the laws of the State of Florida, U.S.A.

        C. The parties hereto acknowledge that this Agreement sets forth the entire agreement and understanding of the parties, hereto as to the subject matter hereof, and shall not be subject to any change or modification except by the execution of a written instrument subscribed to by the parties hereto.

        D. If any term, covenant or condition of this Agreement or the application thereof to any party or circumstance shall, to any extent be held to be invalid or unenforceable,



        (I) The remainder of this Agreement, or the application of such term, covenant or condition to the parties or circumstances other than those as to which it is held invalid or unenforceable, shall not be affected thereby and each term, covenant or condition of this Agreement shall be valid and be enforced to the fullest extent permitted by law, and

        (II) the parties hereto covenant and agree to renegotiate any such term, covenant or application hereof in good faith in order to provide a reasonably acceptable alternative to the term, covenant or condition of this Agreement or the application thereof that is invalid or unenforceable, it being the intent of the parties that the basic purpose of this Agreement are to be effectuated.

        E. GSA agrees to use in connection with Licensed Products used and/or provided in the United States all applicable United States Patent numbers requested by NUELECTRIC. All licensed Products used and/or provided in other countries shall be marked in such a manner as to conform with the patent, copyright and other laws and practice of the country.

        F. The failure of any party to asserts a right hereunder or to insist upon compliance with any term or condition of this Agreement shall not constitute a waiver of that right or excuse a similar subsequent failure to perform any such term or condition by the other party.

        G. EXCEPT AS OTHERWISE EXPRESSLY SET FORTH IN THlS AGREEMENT, NUELECTRIC MAKES NO REPRESENTATION AND EXTENDS NO WARRANTIES OF ANY KIND, EITHER EXPRESSED OR IMPLIED, INCLUDING BUT NOT LIMITED TO WARRANTIES OF MERCHANT ABILITY, FITNESS, AND VALIDITY OF USF TECHNOLOGY OR NUELECTRIC PATENT RIGHTS.

        H. It is understood and agreed that USF is a third party beneficiary of this Agreement.

        IN WITNESS WHEREOF, the parties hereunto set their hands and seals and duly executed this Agreement the day and year set forth below.

        NUELECTRIC CORP.
        624 East Tarpon Avenue
        Tarpon Springs, FL 35689
        BY: ______________________________

                Laurie C, Scala, President
                February 14, 2000
        WITNESS:________________________
                Howard Scala

        GSA Resources, Inc.
        7660 N, Business Park Drive
        Tucson, AZ 85743

        BY:_________________________

                Daniel T. Eyde, President
                October 12, 1999

        WITNESS:_____________________
                (uninteligable)





























                                       18