Form 10QSB
period 2000-09-29
NU ELECTRIC CORP
filed 2000-11-08
CIK 1096187

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-QSB

      [X]   Quarterly Report Under Section 13 or 15(d) of the
            Securities Exchange Act of 1934

                  For the quarter year ended September 29, 2000

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

As of September 29, 2000 registrant had one class of common stock, of which 4,712,855 shares were outstanding.


================================================================================




                     NU ELECTRIC CORPORATION & SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 29, 2000






                     NU ELECTRIC CORPORATION & SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 29, 2000

                                TABLE OF CONTENTS









                                                         Page

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

To The Stockholders and Directors
Nu Electric Corporation & Subsidiaries
Tarpon Springs, Florida


We have compiled the accompanying consolidated balance sheets of NU ELECTRIC CORPORATION & SUBSIDIARIES, as of September 29, 2000 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the 13 weeks then ended, in accordance with standards established by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.





Iselin, New Jersey
October 20, 2000

                     NU ELECTRIC CORPORATION & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 29, 2000



           A S S E T S

Cash                                                                     $14,065
Deposits                                                                     925
Property and equipment, net                                                8,688
License agreement                                                         15,000
                                                                          ------

                                                                         $38,678


           LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                                     $8,500
Due to officer                                                            15,000
                                                                        --------

           Total liabilities                                              23,500

Stockholders' equity and deficiency
    Common stock - par value $.001
      Authorized 50,000,000 shares
      Issued and outstanding 4,712,855 shares                             61,543
    Additional paid in capital                                           778,158
    Accumulated deficit                                                (824,523)
                                                                         -------

           Total stockholders' equity (deficit)                           15,178
                                                                        --------
                                                                         $38,678





           See accountants' compilation report and notes to financial statements

                     NU ELECTRIC CORPORATION & SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                                   Thirteen
                                                                  Weeks Ended
                                                              September 29, 2000

Revenues:                                                                    -0-
                                                                         -------

Operating Expenses:

    Depreciation and amortization                                            790

    Selling, general and administrative                                    1,487
                                                                           -----

Total operating expenses                                                   2,277
                                                                           -----

Net (loss) from operations                                               (2,277)

Interest and dividend income                                                   -
                                                                       ---------

Net (loss)                                                              ($2,277)
                                                                           =====

Net income per common share                                            ($.00048)
                                                                          ======




                See accountants' compilation report and notes to
                             financial statements.

                     NU ELECTRIC CORPORATION & SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                     THIRTEEN WEEKS ENDED SEPTEMBER 29, 2000







                                                 C o m m o n   S t o c k
                                                 -----------------------
                                                                                        Additional
                                               Number of                 Par              Paid-In             Accumulated
                                                  Shares               Value              Capital               Deficit
                                               ------------           -------          ------------           -----------
Balance - June 30, 2000                           4,112,855           $61,543             $763,158              ($822,246)

Issuance of additional shares                       600,000                                 15,000

Net (loss)                   -                            -                 -         (      2,277)
               ---------------                   ----------      ------------            ---------

Balance - September 29, 2000                      4,712,855           $61,543             $778,158              ($824,523)
                                                  =========            ======              =======                =======


                See accountants' compilation report and notes to
                             financial statements.

                     NU ELECTRIC CORPORATION & SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS





                                                                   Thirteen
                                                                  Weeks Ended
                                                              September 29, 2000




Cash flows from operating activities:

    Net income/(loss)                                                 ($  2,277)
    Adjustment to reconcile net loss to
      net cash used in operations:
    Depreciation and amortization                                            790
    Increase in accounts payable and accrued expenses                      1,000
                                                                         -------

Net cash (used) by operating activities                                    (487)

Cash - beginning                                                          14,552
                                                                          ------

Cash - ending                                                            $14,065
                                                                          ======


Supplemental disclosures:

    Non-cash transaction:

         Acquisition of ZORAX resulted in an increase in License agreement and increase in additional paid in capital.






                See accountants' compilation report and notes to
                             financial statements.

                     NU ELECTRIC, CORPORATION & SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 29, 2000





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


2.         Summary of Significant Accounting Policies:

           a.   Principles of Consolidation:
                ---------------------------
                The consolidated financial statements include the accounts of Nu Electric Corporation (Delaware), its wholly-owned subsidiaries of Frank Communications Corp., Escalator, Inc.(Pennsylvania) and Clean Water Technologies Inc. All significant intercompany transactions and balances have been eliminated.


            b.  Property, Equipment, Depreciation and Amortization:
                --------------------------------------------------
                Property  and equipment  are stated at cost.  Depreciation   and
                amortization are provided using the straight-line and declining balance method over the estimated useful lives of the assets.

            c.  Income/(Loss) Per Common Share:
                ------------------------------
                The income or loss per common share is based on the weighted average number of shares outstanding.

           d..  Statement of Cash Flows:
              -------------------------
                For purposes of the statement of cash flows, the Company considers all highly liquid accounts with a maturity of three months or less as cash equivalents.


           e.   Concentrations of Credit Risk:
                -----------------------------
                Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company places its temporary cash investments with a quality, high credit financial institution. At times, such investments, along with the Company's cash balances with this institution, exceeded the current insured amount under the Federal Deposit Insurance Corporation.

                     NU ELECTRIC CORPORATION & SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 29, 2000




  2.           Summary of Significant Accounting Policies (Continued):


           f.  Use of Estimates in Preparation of Financial Statements:
               -------------------------------------------------------
               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


  3.           Income Taxes:

           For income tax reporting, the Company and its subsidiaries have net operating loss carry forwards, available to reduce future Federal income taxes. If not used, the carry forwards will expire as follows:


             Year Ending
                In                         Federal Net
               June                       Operating Loss
             --------                        --------
               2001                           $32,835
               2002                            54,000
               2003                            71,000
               2004                           183,000
               2005                           160,000
               2008                            33,713
               2010                            13,569
               2011                           121,290
               2012                            24,259
               2013                            22,798
               2014                            12,591
                                              --------

                                              $729,055
                                              --------
                                              --------

                     NU ELECTRIC CORPORATION & SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 29, 2000



4.         Business Combinations:

           On June 30, 1999, Nu Electric Corporation & Subsidiaries, a Delaware Corporation entered into a merger agreement with Clean Water Technologies, Inc., (CWT) a Florida Corporation. The merger was accounted for by the pooling of interests method, where the 10,000,000 shares of outstanding common stock of CWT were converted to 893,000 shares of common stock of Nu Electric Corporation & Subsidiaries. CWT had no assets, liabilities or income of any kind, character or description at the time of the merger, and accordingly there was no effect on the revenues and earnings reported. CWT holds a license for a technology developed at USF (University of South Florida) to remove arsenic from drinking water. As of October 1999 Nu Electric granted GSA Resources, Inc. an exclusive sublicense to use an market the technology to remove arsenic from drinking water. Minimum royalty payments under this agreement are as follows:

               2001                                       5,000
               2002                                       6,000
               2003                                       7,200
               2004                                       8,640
               2005 (and until termination)              10,368

           As of September 21, 2000 the Company merged with Zorax, Inc. and the exclusive worldwide license to manufacture and market a proprietary process technology that improves the extraction of crytosparedium and giardia from drinking water. A US patent has been filed by John Hopkins University, the owners' of the technology. Zorax, Inc. has no assets or liabilities other than as relates to its license of the technology and research agreement with John Hopkins University. Nu Electric acquired Zorax, Inc. by way of tax free merger whereby Nu Electric issued 600,000 shares of its common stock in exchange for all outstanding shares of Zorax, Inc.

           As a result of the merger the Company acquired the license agreement which had a book value of $15,000.