Form 10QSB
period 2000-12-29
NU ELECTRIC CORP
filed 2001-02-07
CIK 1096187

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-QSB

      [X]   Quarterly Report Under Section 13 or 15(d) of the
            Securities Exchange Act of 1934

                  For the quarter year ended December 29, 2000

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

                                 (727) 942-8938

                           (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [X]   No [ ]

As of December 29, 2000 registrant had one class of common stock, of which 4,714,855 shares were outstanding.


================================================================================




                     NU ELECTRIC CORPORATION & SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 29, 2000

                     NU ELECTRIC CORPORATION & SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 29, 2000

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

To The Stockholders and Directors
Nu Electric Corporation & Subsidiaries
Tarpon Springs, Florida


We have compiled the accompanying consolidated balance sheets of NU ELECTRIC CORPORATION & SUBSIDIARIES, as of December 29, 2000 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the 26 weeks then ended, in accordance with standards established by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.




/s/ Acquavella, Chiarelli, Shuster & Co.
Iselin, New Jersey
January 24, 2001



                     NU ELECTRIC CORPORATION & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET



                                                             Twenty Six                  Thirteen
           A S S E T S                                       Weeks Ended               Weeks Ended
                                                         December 29, 2000         September 29, 2000
                                                         -----------------         ------------------
Cash                                                            $13,575                    $14,065
Deposits                                                            925                        925
Property and equipment, net                                       7,898                      8,688
License agreement                                                15,000                     15,000
                                                                 ------                     ------

                                                                $37,398                    $38,678
                                                                 ======                     ======


           LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                         $  12,000                 $    8,500
Due to officer                                                   15,000                     15,000
                                                                --------                   --------

           Total liabilities                                     27,000                     23,500

Stockholders' equity and deficiency
    Common stock - par value $.001
      Authorized 50,000,000 shares
      Issued and outstanding 4,714,855 shares                    61,543                     61,543
    Additional paid in capital                                  778,158                    778,158
    Accumulated deficit                                        (829,303)                  (824,523)
                                                                -------                    -------

           Total stockholders' equity (deficit)                  10,398                     15,178
                                                                --------                   --------
                                                              $  37,398                  $  38,678
                                                                ========                   ========


      See accountants' compilation report and notes to financial statements


                     NU ELECTRIC CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS




                                                                                         Thirteen
                                                          Twenty Six                   Week Period
                                                         Weeks Ended              From September 30, 2000
                                                      December 29, 2000              December 29, 2000
                                                     -----------------------------------------------------

Revenues:                                                     -0-                            -0-
                                                             -------                       -------

Operating Expenses:

    Depreciation and amortization                          1,580                            790

    Selling, general and administrative                    5,477                          3,989
                                                           -----                          -----

Total operating expenses                                   7,057                          4,779
                                                           -----                          -----

Net (loss) from operations                                (7,057)                        (4,779)

Interest and dividend income                                  -                              -
                                                          ---------                      ---------

Net loss                                                  ($7,057)                       ($4,779)
                                                            =====                          =====

Net loss per common share                                (.001497)                      (.001014)
                                                          =======                        =======



     See accountants' compilation report and notes to financial statements.


                     NU ELECTRIC CORPORATION & SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                    TWENTY SIX WEEKS ENDED DECEMBER 29, 2000




                                                 C o m m o n   S t o c k
                                                                                        Additional
                                                Number of               Par               Paid-In         Accumulated
                                                  Shares               Value              Capital           Deficit
Balance - June 30, 2000                           4,112,855           $61,543             $763,158           ($822,246)

Issuance of additional shares                       600,000                                 15,000

Net (loss)                                               -                 -                    -               (2,277)
                                                  ----------          ----------         ----------            ---------

Balance - September 29, 2000                      4,712,855           $61,543             $778,158           ($824,523)
                                                  =========            ======              =======             =======

Issuance of additional shares                         2,000

Net (loss)                                               -                 -                    -               (4,780)
                                                  ---------           ----------          ---------            ---------

Balance - December 29, 2000                       4,714,855           $61,543             $778,158           ($829,303)
                                                  =========            ======              =======             =======



     See accountants' compilation report and notes to financial statements.


                     NU ELECTRIC CORPORATION & SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                              Twenty Six                 Thirteen
                                                             Weeks Ended               Weeks Ended
                                                          December 29, 2000         September 29, 2000
                                                          -----------------         ------------------
Cash flows from operating activities:

    Net income/(loss)                                            ($7,057)                  ($2,277)
    Adjustment to reconcile net loss to
      net cash used in operations:
    Depreciation and amortization                                  1,580                       790
    Increase in accounts payable and accrued expenses              4,500                     1,000
                                                                  ------                    -------

Net cash (used) by operating activities                             (977)                     (487)

Cash - beginning                                                  14,552                    14,552
                                                                  ------                     ------

Cash - ending                                                    $13,575                   $14,065
                                                                  ======                     ======



     See accountants' compilation report and notes to financial statements.

                     NU ELECTRIC CORPORATION & SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 29, 2000

1.         Organization and Nature of Business:

           Escalator, Inc. was incorporated under the General Corporation laws of the state of Delaware on April 17, 1986. On April 22, 1998, a certificate of amendment was filed to change the name of the Corporation to Nu Electric Corporation. The Company is publicly traded under the symbol NRGE. The Company owns 100% of Frank Communications Corp., Escalator, Inc. (Pennsylvania), Clean Water Technologies, and Zorax Inc.


2.         Summary of Significant Accounting Policies:

           a.   Principles of Consolidation:
                ---------------------------
                      The consolidated financial statements include the accounts of Nu Electric Corporation (Delaware), its wholly-owned subsidiaries of Frank Communications Corp., Escalator, Inc. (Pennsylvania), Clean Water Technologies Inc. and Zorax Inc. All significant intercompany transactions and balances have been eliminated.

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

d.              Statement of Cash Flows:
                -------------------------
                      For purposes of the statement of cash flows, the Company
                considers all highly liquid accounts with a maturity of three months or less as cash equivalents.

e.              Concentrations of Credit Risk:
                -----------------------------
                      Financial instruments which potentially subject the
                Company to concentrations of credit risk consist of cash and cash equivalents. The Company places its temporary cash investments with a quality, high credit financial institution. At times, such investments, along with the Company's cash balances with this institution, may exceed the current insured amount under the Federal Deposit Insurance Corporation.

                     NU ELECTRIC CORPORATION & SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 29, 2000




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

  3.           Income Taxes:

           For income tax reporting, the Company and its subsidiaries have net operating loss carry forwards, available to reduce future Federal income taxes. If not used, the carry forwards will expire as follows:



                                     Year Ending
                                         In                      Federal Net
                                        June                    Operating Loss
                                        --------------------------------------
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
                                                                  --------

                                                                  $729,055

                     NU ELECTRIC CORPORATION & SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 29, 2000


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

            December 31,       2001                             $  5,000
                               2002                                6,000
                               2003                                7,200
                               2004                                8,640
                               2005 (and until termination)       10,368

           As of September 21, 2000 the Company merged with Zorax, Inc. owner of an exclusive worldwide license to manufacture and market a proprietary process technology that improves the extraction of cryptosporidium and giardia from drinking water. A U.S. patent application has been filed by Johns Hopkins University, the owner's of the technology. Zorax, Inc. has no assets or liabilities other than as relates to its license of the technology and research agreement with Johns Hopkins University. Nu Electric acquired Zorax, Inc. by way of tax free merger whereby Nu Electric issued 600,000 shares of its common stock in exchange for all outstanding shares of Zorax, Inc.

           As a result of the merger the Company acquired the license agreement which had a book value of $15,000.

           The Company shall pay to Johns Hopkins University earned royalties of two and one half percent (2.5%) of net sales annually payable on a quarterly basis until March 30, 2017.

           Minimum royalty payments under this agreement are as follows:

           March 30,    2002                                     $3,000
                        2003                                      3,500
                        2004                                      4,000
                        2005                                      4,500
                        2006 (and until termination)              5,000

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

Date:February 6, 2001

NU ELECTRIC CORPORATION