Form 10QSB
period 2001-03-30
NU ELECTRIC CORP
filed 2001-05-07
CIK 1096187

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-QSB

      [X]   Quarterly Report Under Section 13 or 15(d) of the
            Securities Exchange Act of 1934

                  For the quarter year ended March 30, 2001

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

As of March 30, 2001 registrant had one class of common stock, of which
4,714,855  shares were outstanding.

================================================================================

                   NU ELECTRIC CORPORATION & SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 30, 2001

                     NU ELECTRIC CORPORATION & SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 30, 2001

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

To The Stockholders and Directors
Nu Electric Corporation & Subsidiaries
Tarpon Springs, Florida

We have compiled the  accompanying  consolidated  balance  sheets of NU ELECTRIC
CORPORATION &  SUBSIDIARIES,  as of March 30, 2001 and the related  consolidated statements of operations,  stockholders' equity (deficit) and cash flows for the
39 weeks then ended,  in accordance  with standards  established by the American
Institute of Certified Public Accountants.

A  compilation  is limited to  presenting  in the form of  financial  statements information  that is the  representation  of management.  We have not audited or reviewed the accompanying financial statements and, accordingly,  do not express an opinion or any other form of assurance on them.

Iselin, New Jersey
April 19, 2001

                     NU ELECTRIC CORPORATION & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                             Thirty Nine            Twenty Six
          A S S E T S                        Weeks Ended            Weeks Ended
                                           March 30, 2001       December 29, 2000

Cash                                             $13,086                $13,575
Deposits                                             925                    925
Property and equipment, net                        7,108                  7,898
License agreement                                 15,000                 15,000

                                                 $36,119                $37,398
                                                 =======                =======

          LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses          $  14,250              $  12,000
Due to officer                                    15,000                 15,000

          Total liabilities                       29,250                 27,000

Stockholders' equity and deficiency
    Common stock - par value $.001
      Authorized 50,000,000 shares
      Issued and outstanding 4,714,855 shares     61,543                 61,543
    Additional paid in capital                   778,158                778,158
    Accumulated deficit                       (832,832)            (829,303)

          Total stockholders' equity (deficit)     6,869                 10,398

                                               $  36,119              $  37,398
                                               =========              =========

     See accountants' compilation report and notes to financial statements

                     NU ELECTRIC CORPORATION & SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                       Thirteen
                                          Thirty Nine               Week Period
                                          Weeks Ended    From December 29, 2000
                                          March 30, 2001         March 30, 2001

Revenues:                                     $      -0-              $    -0-

Operating Expenses:

    Depreciation and amortization                  2,370                   790

    Selling, general and administrative            8,216                 2,739

Total operating expenses                          10,586                 3,529

Net (loss) from operations                     (10,586)              (3,529)

Interest and dividend income                           -                     -

Net loss                                        ($10,586)              ($3,529)
                                                =========             =========
Net loss per common share                        (.00225)              (.00075)
                                                =========             =========

     See accountants' compilation report and notes to financial statements.

                     NU ELECTRIC CORPORATION & SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                     THIRTY NINE WEEKS ENDED MARCH 30, 2001

                                                 C o m m o n   S t o c k

                                                                                      Additional
                                                Number of               Par              Paid-In            Accumulated
                                                   Shares             Value              Capital                Deficit

Balance - June 30, 2000                         4,112,855           $61,543             $763,158              ($822,246)

Issuance of additional shares                     600,000                                 15,000

Net (loss)                                              -                 -                    -              (2,277)

Balance - September 29, 2000                    4,712,855           $61,543             $778,158              ($824,523)
                                                =========           =======             ========              ==========

Issuance of additional shares                       2,000

Net (loss)                                              -                 -                    -              (4,780)

Balance - March 30, 2001                        4,714,855           $61,543             $778,158              ($829,303)
                                                =========           =======             ========              ==========

Issuance of additional shares                           -                 -                    -                      -

Net (loss)                                              -                 -                    -              (3,529)

Balance - March 30, 2001                        4,714,855           $61,543             $778,158              ($832,832)
                                                =========           =======             ========              ==========

     See accountants' compilation report and notes to financial statements.

                     NU ELECTRIC CORPORATION & SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                            Thirty Nine                  Twenty Six
                                                                            Weeks Ended                  Weeks Ended
                                                                           March 30, 2001            December 29, 2000

Cash flows from operating activities:

    Net income/(loss)                                                        ($10,586)                  ($  7,057)
    Adjustment to reconcile net loss to
      net cash used in operations:
    Depreciation and amortization                                               2,370                       1,580
    Increase in accounts payable and accrued expenses                           6,750                       4,500

Net cash (used) by operating activities                                      (1,466)                  (977)

Cash - beginning                                                               14,552                      14,552

Cash - ending                                                                 $13,086                      $13,575
                                                                              =======                      =======

     See accountants' compilation report and notes to financial statements.

                     NU ELECTRIC CORPORATION & SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 30, 2001

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

                                 MARCH 30, 2001

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

                                                                $729,055
                                                                ========

                     NU ELECTRIC CORPORATION & SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 30, 2001

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

           As of September 21, 2000 the Company merged with Zorax, Inc. owner of an exclusive worldwide license to manufacture and market a proprietary process technology that improves the extraction of cryptosporidium and giardia from drinking water.  A U.S. patent has been filed by Johns Hopkins University, the owner's of the technology.  Zorax, Inc. has no assets or liabilities other than as relates to its license of the technology and research agreement with
           Johns Hopkins University.  Nu Electric acquired Zorax, Inc. by way of tax free merger whereby Nu Electric issued 600,000 shares of its common stock in exchange for all outstanding shares of Zorax, Inc.

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

Date:May 7, 2001