Form 10KSB
period 2001-06-30
NU ELECTRIC CORP
filed 2001-08-16
CIK 1096187

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2001

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

                                TABLE OF CONTENTS

Part I

Item 4.  Security Ownership of Certain Beneficial
         Owners and Management................................................7

Item 5.  Directors, Executive Officers, Promoters

Part II
Item 1.  Market Price of and Dividends on the Registrant's

Part F/S
Financial Statements.........................................................15

Part III

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
         Pursuant to this agreement, we acquired all of the assets of the business of Clean Water. On September 21, 2000, we acquired Zorax, Inc.
         (hereinafter "Zorax"), a Florida corporation, through an agreement and plan of merger whereby all of the issued and outstanding shares of
         Zorax were exchanged for shares of Nu Electric. Pursuant to this agreement, we acquired all of the assets of Zorax.

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

                  We have sub-licensed our Clean Water technology to GSA
                  Resources, Inc. We plan to sub-license our Zorax technology in the future.

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

                                        4

                  at all. If we are unable to acquire rights to technology or sub-license such technology to qualified entities, if
                  obtained, it may have a materially adverse effect on our
                  business and operations.

                  In our acquisition of Clean Water, we acquired a license to a technology related to the removal of arsenic from water
                  ("arsenic technology"). We have sublicensed this arsenic
                  technology to GSA Resources, Inc. Patent approval for the
                  arsenic technology was received on March 28, 2000 from the
                  U.S. Patent Office.

                  In our acquistion of Zorax, we acquired a license to a
                  technology related to the extraction of cryptosporidium and giardia from water. We have not sub-licensed this technology.
                  A patent has been applied for by the owner of the technology,
                  Johns Hopkins University.

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

                  As of the date of this registration statement, we currently have no trademarks, franchises, concessions or labor
                  contracts.

                  Through our acquisition of Zorax, we acquired an exclusive license for a process to extract cryptosporidium and giardia from water. This agreement is for a  period up to the patent expiration. In consideration for this license, Zorax  paid an advance fee of $15,000, and agreed to pay royalties of two point five percent (2.5%) of revenues annually, subject to the following minimum royalty  schedule:

                        3rd anniversary                 $3,000
                        4th anniversary                 $3,500
                        5th anniversary                 $4,000
                        6th anniversary                 $4,500
                        7th anniversary
                            and each anniversary
                            thereafter until the
                            end of patent life.         $5,000

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

                  New standards on arsenic may be finalized by the EPA on
                  February 1, 2002. These standards will dictate the parameters within which our company may be able to proceed in developing an area of operations.

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

Item 3. Description of Property.

Our offices are located at 624 East Tarpon Avenue, Tarpon Springs, Florida. The
space is approximately 1500 square feet and is leased by Wall Street
Communications, Inc., a Florida corporation controlled by the Scalas, at a monthly rent of $1250.00. We do not own any significant real or personal property.

Item 4. Security Ownership of Certain Beneficial Owners and Management.

(a)      Security Ownership of Certain Beneficial Owners

Title of     Name & Address of               Amount & Nature             Percent
Class        Beneficial Owner                   of Ownership               of Class
--------------------------------------------------------------------------------

Common       Howard A. & Laurie C. Scala     1,296,300  Joint Tenancy      27.5%
             624 East Tarpon Avenue
             Tarpon Springs, FL  34689

Common       Howard A. Scala / IRA              55,330  Direct              1.2%
             624 East Tarpon Avenue
             Tarpon Springs, FL  34689

Common       Howard A. Scala                     6,000  Direct             .001%
             C/F Matthew G. Scala
             624 East Tarpon Avenue
             Tarpon Springs, FL  34689

Common       Utek Corportation               1,037,957  Direct              22%
             202 South Wheeler Street
             Plant City, Florida  33566

(b)      Security Ownership of Management

Title of     Name & Address of               Amount & Nature             Percent
Class        Beneficial Owner                of Ownership               of Class
--------------------------------------------------------------------------------

Common       Howard A. & Laurie C. Scala    1,296,300  Joint Tenancy       27.5%
             624 East Tarpon Avenue
             Tarpon Springs, FL  34689

Common       Howard A. Scala / IRA             55,330  Direct               1.2%
             624 East Tarpon Avenue
             Tarpon Springs, FL  34689

Common       Howard A. Scala                    6,000  Direct              .001%
             c/f Matthew G. Scala
             624 East Tarpon Avenue
             Tarpon Springs, FL  34689
--------------------------------------------------------------------------------
TOTAL        Howard A. & Laurie C. Scala    1,357,630  shares              28.7%

(c)      Changes in Control.
         There are currently no arrangements which may result in a change of control of the Company.

Item 5. Directors and Executive Officers, Promoters and Control Persons.

(a)      Officers and Directors.
         The following chart sets forth information on our officers and directors:

Name               Age   Title(s)                          Term of Office
--------------------------------------------------------------------------------
Laurie C. Scala    47    President, Secretary/Treasurer,
                         & Director                       July 1, 1998 to present
Howard A.Scala     49    Vice President & Director        July 1, 1998 to present

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

Item 6. Executive Compensation.

------------------ ------ ------ ----- ------------ ------------- ----------- ------ ------
Name and Principal Year   Salary Bonus Other Annual Restricted     Securities  LTIP   Other
    Position               ($)   ($)  Compensation  Stock Award(s) Underlying  Payouts ($)
                                          ($)          ($)         Options (#)  ($)
------------------ ------ ------ ----- ------------ ------------- ----------- ------ ------
Laurie & Howard
Scala,              1996      0    0        0               0           0          0      0
President & Vice    1997      0    0        0               0           0          0      0
President           1998      0    0        0        $187,500           0          0      0
respectively        1999      0    0        0        $234,375           0          0      0
                    2000      0    0        0               0           0          0      0
------------------ ------ ------ ----- ------------ ------------- ----------- ------ ------

Item 7. Certain Relationships and Related Transactions.

There have been no transactions during the last two years, or proposed transactions, to which we were or are a party, in which any of our directors, executive officers, nominees for such positions, security holders or the families of such people had a material interest. We are not a subsidiary of any other company.

Item 8. Description of Securities.

Common Stock.
In General. We are authorized to issue 50,000,000 shares of common stock with a par value of $0.002 each, of which have 4,714,855 common shares were outstanding as of June 30, 2001. All of the issued and outstanding common stock is fully paid and non-assessable.

Voting. Each share of our common stock entitles the holder thereof to one vote per share in the election of directors and in all other matters upon which stockholders are entitled to vote. The holders of shares of common stock do not have cumulative voting rights, which means that the

holders of more than 50% of the outstanding shares voting for the election of directors can elect all of the directors to be elected, if they so choose. In such event, the holders of the remaining shares will not be able to elect any of our directors. As of the date of this registration statement, Howard and Laurie
Scala are the beneficial owners of 1,357,630 voting shares or approximately
28.7% of our outstanding voting stock.

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

Item 9. Management's Discussion and Analysis

The company is considered to be in the development stage, and has generated no revenues in the last two fiscal years. In 2000, we experienced a loss of
$17,212. Management cannot say with certainty when significant revenue will be received from the company's business.

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

(a)      Market information.
         Our common stock is traded on the Over the Counter Bulletin
         Board ("OTCBB") under the symbol NRGE. The following bid quotations have been reported for the period beginning January 1, 1999 and ended
         June 30, 2001:
                                                         Bid Quotations
                                                         --------------
         Period                                      High              Low
         ------                                      ----              ----
         Quarter Ended:
         March 31, 1999                              $11/16            $13/32
         June 30, 1999                               $1 7/8            $3/8
         September 30, 1999                          $1 1/16           $1/2
         December 31, 1999                           $1 1/16           $11/16

         Quarter Ended:
         March 31, 2000                              $2 7/16           $13/16
         June 30, 2000                               $2                $1 3/32
         September 30, 2000                          $2 7/8            $1 1/16
         December 31, 2000                           $1 7/8            $23/32

         Quarter Ended:
         March 31, 2001                              $1 5/16           $7/16
         June 30, 2001                               $1 3/4            $3/8

         Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission. Such quotes are not necessarily representative of actual transactions or of the value of our securities, and are in all likelihood not based upon any recognized criteria of securities valuation as used in the investment banking community.

         The Company has been advised that approximately fourteen member firms of the NASD are currently acting as market makers for the common stock.
         There is no assurance that an active trading market will develop which will provide liquidity for the Company's existing shareholders or for persons who may acquire common stock through the exercise of warrants.

(b)      Holders.

         As of June 30, 2001, there were approximately 1,257 holders of record of our 4,714,855 shares of common stock outstanding. Of these shares, 3,255,882 are restricted securities within the meaning of Rule
         144(a)(3) promulgated under the Securities Act of 1933, as amended, because such shares were issued and sold by the Company in private transactions not involving a public offering. Certain of the shares of common stock are held in "street" name and may, therefore, be held by several beneficial owners. Our transfer agent is Fidelity Transfer
         Company located at 1800 South West Temple, Suite 301, Box 53, Salt Lake
         City, UT 84115.

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

Item 2. Legal Proceedings.

Recently, the Company learned it is the subject of a formal investigation being conducted by the U.S. Securities and Exchange Commission. The investigation concerns the public disclosures made by the Company and by unrelated third parties that published reports or other communications regarding the Company since May, 2000, relating to the Company's marketing campaign and its business relationships and prospects, and the anticipated price of the Company's common stock. The Company is cooperating with the Commission, and is unable, at this time, to evaluate the possible outcome of the investigation, or its impact on the Company.

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
1933.

On September 29, 2000, we issued 600,000 shares of our common stock pursuant to the Agreement and Plan of Merger with Zorax.

On December 19, 2000, we issued 2000 shares of our common stock as an employee
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

                 NU ELECTRIC CORPORATION & SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                          FOR THE FIFTY-TWO WEEKS ENDED
                         JUNE 29, 2001 AND JUNE 30, 2000

                                TABLE OF CONTENTS

                                                                         Page

Independent Auditor's Report                                               1

Consolidated Financial Statements:

    Balance Sheet                                                          2

    Statement of Operations                                                3

    Statement of Stockholder's Equity (Deficiency)                         4

    Statement of Cash Flows                                                5

    Notes to Financial Statements                                         6-9

To The Stockholders And Directors
Nu Electric Corporation & Subsidiaries
Tarpon Springs, Florida  34689

                          INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying consolidated balance sheet of Nu Electric
Corporation & Subsidiaries, as of June 29, 2001 and June 30, 2000 and the
related consolidated statements of operations, retained earnings, stockholder's equity (deficiency) and cash flows for the fifty two weeks then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nu Electric Corporation &
Subsidiaries, as of June 29, 2001 and June 30, 2000, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Iselin, New Jersey
July 18, 2001

                     NU ELECTRIC CORPORATION & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                      Fifty-two          Fifty-two
           A S S E T S                               Weeks Ended        Weeks Ended
                                                    June 29, 2001      June 30, 2000

    Cash                                               $  12,450          $  14,552
    Deposits                                                 925                925
    Property and equipment (net) (note 2)                  6,318              9,478
    License agreement                                     15,000                 -

                                                       $  34,693          $  24,955
                                                       =========          =========

           LIABILITIES AND STOCKHOLDERS' EQUITY

    Due to officer                                     $  15,000          $  15,000
    Accrued expenses and other liabilities                13,700              5,750
    Royalty fees payable                                   5,750                 -

           Total liabilities                              34,450             22,500

 Stockholders' equity and deficiency
    Common stock - par value $.001
      Authorized 50,000,000 shares -
       issued and outstanding 4,714,855
       and  4,112,855 respectively                        61,543             61,543
    Additional paid in capital                           778,158            763,158
    Accumulated deficit                               (839,458)        (822,246)

           Total stockholders' equity                        243              2,455

                                                       $  34,693          $  24,955
                                                       =========          =========

            See accountants' report and notes to financial statements
                                    Page F-2

                     NU ELECTRIC CORPORATION & SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                      Fifty-two          Fifty-two
                                                     Weeks Ended        Weeks Ended
                                                    June 29, 2001      June 30, 2000

Revenue                                                $     -0-          $     -0-

Operating Expenses:

    Accounting                                             6,200              5,000
    Royalty fees                                           5,750                 -
    Depreciation/amortization                              3,160              3,160
    Telephone and utilities                                2,102              1,991
    Taxes, licenses and filing fees                           -               2,606

    Total operating expenses                              17,212             12,757

    Net Income (loss) from operations                 ($  17,212)        ($  12,757)

    Interest and dividend income                              -                 166

    Net income (loss)                                 ($  17,212)        ($  12,591)
                                                       =========          =========
    Net income (loss) per common share                   (.00390)           (.00306)
                                                       =========          =========

           See accountants' report and notes to financial statements.
                                    Page F-3

                     NU ELECTRIC CORPORATION & SUBSIDIARIES

            CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)

              FIFTY-TWO WEEKS ENDED JUNE 29, 2001 AND JUNE 30, 2000

                                        C o m m o n   S t o c k
                                                                     Additional
                                        Number of        Par          Paid-In
                                         Shares         Value         Capital        Deficit

Balance - June 27, 1999                 2,917,855     $  61,543      $ 763,158     ($ 809,655)

Issuance of additional shares           1,195,000            -              -              -

Net income (loss)                              -             -              -      (12,591)

Balance - June 30, 2000                 4,112,855     $  61,543      $ 763,158     ($ 822,246)
                                        =========     =========      =========      =========

Issuance of additional shares             602,000            -          15,000             -

Net income (loss)                              -             -              -      (17,212)

Balance - June 29, 2001                 4,714,855     $  61,543      $ 778,158     ($ 839,458)
                                        =========     =========      =========      =========

           See accountants' report and notes to financial statements.

                                    Page F-4

                     NU ELECTRIC CORPORATION & SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                      Fifty-two          Fifty-two
                                                     Weeks Ended        Weeks Ended
                                                    June 29, 2001      June 30, 2000

Cash flows from operating activities:

    Net income/(loss)                                 ($  17,212)        ($  12,591)
    Adjustment to reconcile net
      loss to net cash used in
      operations:
     Depreciation and amortization                         3,160              3,160
    Increase (decrease) in accounts
      payable and accrued expenses                         6,200              7,500
    Increase in royalty fees payable                       5,750

Net cash provided (used) by operating
   activities                                         (2,102)             1,931

Net increase (decrease) in cash                       (2,102)        (1,931)

Cash - beginning                                          14,552             16,483

Cash - ending                                          $  12,450          $  14,552
                                                       =========          =========

Supplemental disclosures:
 Non cash transaction:
On September 21, 2000 the Company acquired all of the outstanding shares of
Zorax, Inc. in exchange for 600,000 shares of restricted stock. The transaction resulted in the Company's acquisition of a license agreement which had a book value of $15,000 and an increase of paid-in capital of $15,000.

           See accountants' report and notes to financial statements.
                                    Page F-5

                     NU ELECTRIC CORPORATION & SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 29, 2001

1.   Organization and Nature of Business:

     Escalator, Inc. was incorporated under the General Corporation laws of the state of Delaware on April 17, 1986. On April 22, 1998, a certificate of amendment was filed to change the name of the Company to Nu Electric
     Corporation.  The Company is a publicly traded Company which trades under the symbol NRGE.  The Company owns 100% of Frank Communications Corp.,
     Clean Water Technologies, Inc., and Zorax, Inc.

2.   Summary of Significant Accounting Policies:

     a.   Principles of Consolidation:

          The consolidated financial statements include the accounts of Nu
          Electric Corporation and its wholly-owned subsidiaries Frank
          Communications Corp., Clean Water Technologies, Inc., and Zorax, Inc.
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

                                    Page F-6

                     NU ELECTRIC CORPORATION & SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 29, 2001

2.   Summary of Significant Accounting Policies (Continued)

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

                                                     $ 729,055
                                                     =========
                                    Page F-7

                     NU ELECTRIC CORPORATION & SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 29, 2001

4.   Business Combination:

     On June 30, 1999, Nu Electric Corporation  entered into a merger agreement with Clean Water Technologies, Inc., (CWT) a Florida Corporation.  The
     merger was accounted for by the pooling of interests method, where all shares of outstanding common stock was exchanged for 893,000 shares of common stock of Nu Electric Corporation  &  Subsidiaries. CWT had no
     assets, liabilities or income of any kind, character or description at the time of the merger, and accordingly there was no effect on the revenues and earnings reported. CWT holds a license for a technology developed at USF
     (University of South Florida) to remove arsenic from drinking water. In of
     October 1999 Nu Electric granted GSA Resources, Inc. an exclusive sublicense to use and market the technology to remove arsenic from drinking water. Minimum royalty payments under this agreement are as follows:

                    2001                             $  5,000
                    2002                                6,000
                    2003                                7,200
                    2004                                8,640
                    2005 (and until termination)       10,368

     On September 21, 2000 the Company merged with Zorax, Inc., the owner of an exclusive worldwide license to manufacture and market a proprietary process technology that improves the extraction of cryptosporidium and giardia from drinking water. A U.S. patent has been filed by Johns Hopkins University, the owner of the technology. Zorax, Inc. has no assets or liabilities other than as relates to its license of the technology and research agreement with Johns Hopkins University.  Nu Electric acquired Zorax, Inc. by way of tax free merger whereby Nu Electric issued 600,000 shares of its common stock in exchange for all outstanding shares of Zorax, Inc.

     As a result of the merger the Company acquired the license agreement which had a book value of $15,000.

     The Company shall pay to Johns Hopkins University earned royalties of two and one half percent (2.5%) of net sales annually payable on a quarterly basis until March 30, 2017.

                                    Page F-8

                     NU ELECTRIC CORPORATION & SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2000

4.   Business Combination (Continued):

     Minimum royalty payments under this agreement are as follows:

           March 30, 2002                               $  3,000
                     2003                                  3,500
                     2004                                  4,000
                     2005                                  4,500
                     2006 (and until termination)          5,000

                                    Page F-9

                                  EXHIBIT INDEX

EXHBIT #                   ITEM

   2.1                     Acquisition of Escalator, Inc.*

   2.2                     Lone Pine Resources, Inc. Merger*

   2.3                     Agreement and Plan of Spinoff*

   2.4                     Acquisition of Clean Water Technologies, Inc.*

   2.5                     Acquisition of Zorax, Inc.

   3.1                     Articles of Incorporation*

   3.2                     Bylaws*

   4                       Share Certificate*

   10                      Sublicense Agreement GSA*

   21                      Subsidiaries of the Registrant*

   27                      Financial Data Schedule*

* Previously filed.

                                       16

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
 Date: August 12, 2001

                                       17