Form 10QSB
period 2001-09-28
NU ELECTRIC CORP
filed 2001-11-09
CIK 1096187

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-QSB

      [X]   Quarterly Report Under Section 13 or 15(d) of the
            Securities Exchange Act of 1934

                  For the quarter year ended September 28, 2001

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

As of September 28, 2001 registrant had one class of common stock, of which
4,714,855 shares were outstanding.

================================================================================

                     NU ELECTRIC CORPORATION & SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                          FOR THE THIRTEEN WEEKS ENDED
                    SEPTEMBER 28, 2001 AND SEPTEMBER 29, 2000

                     NU ELECTRIC CORPORATION & SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                          FOR THE THIRTEEN WEEKS ENDED
                    SEPTEMBER 28,2001 AND SEPTEMBER 29, 2000

                                TABLE OF CONTENTS

                                                                 Page
                                                                 ----

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

                          INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying consolidated balance sheet of Nu Electric
Corporation & Subsidiaries, as of September 28, 2001 and September 29, 2000 and
the related consolidated statements of operations, retained earnings, stockholder's equity (deficiency) and cash flows for the thirteen weeks then ended. These consolidated financial statements are the responsibility of the
Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nu Electric Corporation &
Subsidiaries, as of September 28, 2001 and September 29, 2000, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Acquavella, Chiarelli, Shuster & Co.

Iselin, New Jersey
October 29, 2001

                     NU ELECTRIC CORPORATION & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                           Thirteen                Thirteen
                                         Weeks Ended             Weeks Ended
                                      September 28,2001      September 29, 2000

           A S S E T S

Cash                                        $12,090               $14,065
Deposits                                        925                   925
Property and equipment (net) (note 2)         5,528                 8,688
License agreement                            15,000                15,000
                                            -------               -------
                                            $33,543               $38,678
                                            =======               =======

           LIABILITIES AND STOCKHOLDERS' EQUITY

Due to officer                              $15,000               $15,000
Accrued expenses and other liabilities       24,664                 8,500
Royalty fees payable                          6,500                     -
                                            -------               -------
     Total liabilities                       46,164                23,500
                                            -------               -------

Stockholders' equity and deficiency
  Common stock - par value $.001
  Authorized 50,000,000 shares -
       issued and outstanding 4,714,855
       and 4,712,855 respectively            61,543               61,543
  Additional paid in capital                778,158              778,158
  Accumulated deficit                     (852,322)            (824,523)
                                            -------               -------

     Total stockholders' equity           (12,621)              15,178
                                            -------               -------

                                            $33,543               $38,678
                                            =======               =======

            See accountants' report and notes to financial statements

                     NU ELECTRIC CORPORATION & SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                           Thirteen                Thirteen
                                         Weeks Ended             Weeks Ended
                                      September 28,2001      September 29, 2000

Revenue                                     $ -0-                 $ -0-
                                            -------               -------
Operating Expenses:
    Professional fees                         9,675                1,000
    Royalty fees                                750                  -
    Depreciation/amortization                   790                  790
    Telephone and utilities                     529                  487
    Taxes, licenses and filing fees           1,120                  -
                                            -------               -------

    Total operating expenses                 12,864                2,277
                                            -------               -------

    Net Income (loss) from operations      ($12,864)              ($2,277)

    Interest and dividend income                -                     -

    Net income (loss)                      ($12,864)              ($2,277)
                                            =======               =======

    Net income (loss) per common share     ( .00273)              (.00048)
                                            =======               =======

           See accountants' report and notes to financial statements.

                     NU ELECTRIC CORPORATION & SUBSIDIARIES

            CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)

         THIRTEEN WEEKS ENDED SEPTEMBER 28, 2001 AND SEPTEMBER 29, 2000

                                      Common Stock         Additional
                                   Number of     Par        Paid-In
                                    Shares      Value        Capital     Deficit

Balance - June 30, 2000           4,112,855    $61,543      $763,158   ($822,246)

Issuance of additional shares       600,000        -          15,000        -

Net income (loss)                       -          -             -     (2,277)
                                  ---------    -------      --------    --------

Balance - September 29, 2000      4,712,855    $61,543      $778,158   ($824,523)
                                  =========    =======      ========   =========

Issuance of additional shares         2,000        -             -          -

Net income (loss)                       -          -             -     (14,935)
                                  ---------    -------      --------    --------

Balance - June 29, 2001           4,714,855    $61,543      $778,158   ($839,458)
                                  =========    =======      ========   =========

Net income (loss)                       -          -             -     (12,864)
                                  ---------    -------      --------    --------

Balance - September 28, 2001      4,714,855    $61,543      $778,158   ($852,322)
                                  =========    =======      ========    ========

           See accountants' report and notes to financial statements.

                     NU ELECTRIC CORPORATION & SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                           Thirteen                Thirteen
                                         Weeks Ended             Weeks Ended
                                      September 28,2001      September 29, 2000

Cash flows from operating activities:

  Net income/(loss)                        ($12,864)             ($ 2,277)
  Adjustment to reconcile net loss to
    net cash used in operations:
  Depreciation and amortization                 790                   790
  Increase (decrease) in accounts
    payable and accrued expenses             10,964                 1,000
  Increase in royalty fees payable              750
                                            -------               -------

Net cash provided (used)
  by operating activities                  (360)             (487)
                                            -------               -------

Net increase (decrease) in cash            (360)             (487)

Cash - beginning                             12,450                14,552
                                            -------               -------

Cash - ending                               $12,090               $14,065
                                            =======               =======

Supplemental disclosures:
 Non cash transaction:
     On September 21, 2000 the Company acquired all the outstanding shares of
     Zorax, Inc., in exchange for 600,000 shares of restricted stock. This resulted in the Company's acquisition of a license agreement which had a book value of $15,000 and an increase of paid-in capital of $15,000.

           See accountants' report and notes to financial statements.

                     NU ELECTRIC CORPORATION & SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 28, 2001

1.   Organization and Nature of Business:

     Escalator, Inc. was incorporated under the General Corporation laws of the state of Delaware on April 17, 1986. On April 22, 1998, a  certificate of amendment was filed to change the name of the Company to Nu Electric
     Corporation. The Company is a publicly traded Company which trades under the symbol NRGE. The Company owns 100% of Frank Communications Corp.,
     Escalator, Inc., Clean Water Technologies, and Zorax Inc.

2.   Summary of Significant Accounting Policies:

     a.   Principals of Consolidation:

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

                               SEPTEMBER 28, 2001

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

                      Year Ending                    Federal Net
                        In June                     Operating Loss

                         2002                         $  54,000
                         2003                            71,000
                         2004                           183,000
                         2005                           160,000
                         2008                            33,713
                         2010                            13,569
                         2011                           121,290
                         2012                            24,259
                         2013                            22,798
                         2014                            12,591
                                                       --------

                                                      $ 696,220
                                                       ========

                     NU ELECTRIC CORPORATION & SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 28, 2001

4.   Business Combination:

     On June 30, 1999, Nu Electric Corporation & Subsidiaries, a Delaware
     Corporation entered into a merger agreement with Clean Water Technologies,
     Inc., (CWT) a Florida Corporation. The merger was accounted for by the pooling of interests method, where all of the shares of outstanding common stock was exchanged for 893,000 shares of common stock of Nu Electric
     Corporation & Subsidiaries. CWT had no assets, liabilities or income of any kind, character or description at the time of the merger, and accordingly there was no effect on the revenues and earnings reported. CWT holds a license for a technology developed at USF (University of South Florida) to remove arsenic from drinking water. As of October 1999 Nu Electric granted
     GSA Resources, Inc. an exclusive sub license to use and market the technology to remove arsenic from drinking water. Minimum royalty payments under this agreement are as follows:

             December    2001                          $  5,000
                         2002                             6,000
                         2003                             7,200
                         2004                             8,640
                         2005 (and until termination)    10,368

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

                     NU ELECTRIC CORPORATION & SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 28, 2001

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

                             NU ELECTRIC CORPORATION

                             By: /s/ Howard A. Scala
                                 Howard A. Scala
                                 (Vice President)

Date:November 9, 2001