Form 10QSB
period 2001-12-28
NU ELECTRIC CORP
filed 2002-02-06
CIK 1096187

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-QSB

      [X]   Quarterly Report Under Section 13 or 15(d) of the
            Securities Exchange Act of 1934

                  For the quarter year ended December 28, 2001

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

As of December 28, 2001 registrant had one class of common stock, of which
5,717,855 shares were outstanding.

================================================================================

                     NU ELECTRIC CORPORATION & SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                          FOR THE TWENTY SIX WEEKS AND
                              THIRTEEN WEEKS ENDED
              DECEMBER 28, 2001 AND SEPTEMBER 28, 2001 RESPECTIVELY

                     NU ELECTRIC CORPORATION & SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE TWENTY SIX WEEKS AND THIRTEEN WEEKS ENDED
                     DECEMBER 28,2001 AND SEPTEMBER 28, 2001

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

ACS & Co.   Acquavella, Chiarelli, Shuster & Co., LLP
            Certified Public Accountants                        517 Route One
                                                                Iselin, NJ 08830
                                                                732.855.9600
                                                                FAX 732.855.9559

                          INDEPENDENT AUDITOR'S REPORT

To The Stockholders And Directors
Nu Electric Corporation & Subsidiaries
Tarpon Springs, Florida  34689

We have compiled the accompanying consolidated balance sheets of Nu Electric
Corporation & Subsidiaries, as of December 28, 2001 and September 28, 2001 and
the related consolidated statements of operations, stockholders' equity
(deficit) and cash flows for 26 weeks and the 13 weeks then ended, respectively, in accordance with standards established by the American Institute of Certified
Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

/s/ Acquavella, Chiarelli, Shuster & Co.

Iselin, New Jersey
January 24, 2002

                     NU ELECTRIC CORPORATION & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                             Twenty Six            Thirteen
           A S S E T S                      Weeks Ended          Weeks Ended
                                         December 28,2001     September 28, 2001
                                         ----------------     ------------------
    Cash                                   $      6,421          $     12,090
    Royalty fee receivable                        5,000
    Deposits                                        925                   925
    Property and equipment (net) (note 2)         4,738                 5,528
    License agreement                            15,000                15,000
                                           ------------          ------------
                                           $     32,084          $     33,543
                                           ============          ============

           LIABILITIES AND STOCKHOLDERS' EQUITY

    Due to officer                         $     15,000          $     15,000
    Accrued expenses and other liabilities        5,296                24,664
    Royalty fees payable                          2,250                 6,500
                                           ------------          ------------
           Total liabilities                     22,546                46,164
                                           ------------          ------------

Stockholders' equity and deficiency
    Common stock - par value $.001
      Authorized 50,000,000 shares -
      issued and outstanding 5,717,855
      and  4,714,855 respectively                61,543                61,543
    Additional paid in capital                  799,350               778,158
    Accumulated deficit                      (851,355)           (852,322)
                                           ------------          ------------

       Total stockholders' equity (deficit)       9,538            (12,621)
                                           ------------          ------------
                                           $     32,084          $     33,543
                                           ============          ============

            See accountants' report and notes to financial statements

                     NU ELECTRIC CORPORATION & SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                   Thirteen
                                            Twenty Six         Week Period From
                                           Weeks Ended        September 29, 2001 -
                                         December 28, 2001     December 28, 2001
                                         -----------------    -------------------

Revenue                                    $      5,000          $      5,000
                                           ------------          ------------

Operating Expenses:

    Professional fees                            11,027                 1,000
    Royalty fees                                  1,500                   750
    Depreciation/amortization                     1,580                   790
    Telephone and utilities                       1,198                   669
    Taxes, licenses and filing fees               1,591                   824
                                           ------------          ------------

    Total operating expenses                     16,896                 4,033
                                           ------------          ------------

    Net Income (loss)                     ($     11,897)         $        967
                                           ============          ============

    Net income (loss) per common share    (       .0023)                .0002
                                           ============          ============

           See accountants' report and notes to financial statements.

                     NU ELECTRIC CORPORATION & SUBSIDIARIES

            CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)

                    TWENTY SIX WEEKS ENDED DECEMBER 28, 2001

                                 C o m m o n   S t o c k
                                 -----------------------
                                                            Additional
                                  Number of       Par        Paid-In
                                   Shares        Value       Capital       Deficit
                                ------------   ---------   ------------  -----------

Balance - June 29, 2001           4,714,855    $  61,543    $  778,158   ($ 839,458)

Issuance of additional shares                        -                          -

Net income (loss)                       -            -             -     (12,864)
                                ------------   ---------   ------------  -----------

Balance - September 28, 2001      4,714,855    $  61,543    $  778,158   ($ 852,322)
                                ============   =========    ==========    =========

Debt converted to additional
 paid in capital                                                21,192

Issuance of additional shares     1,003,000          -             -            -

Net income (loss)                      -             -             -            967
                                ------------   ---------   ------------  -----------

Balance - December 28, 2001       5,717,855    $  61,543    $  799,350   ($ 851,355)
                                ============   =========    ==========    =========

           See accountants' report and notes to financial statements.

                     NU ELECTRIC CORPORATION & SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                            Twenty Six             Thirteen
                                            Weeks Ended           Weeks Ended
                                         December 28, 2001    September 28, 2001
                                         -----------------    ------------------
Cash flows from operating activities:

    Net income/(loss)                     ($     11,897)        ($     12,864)
    Adjustment to reconcile net loss to
       net cash used in operations:
     Depreciation and amortization                1,580                   790
     (Increase) in royalty receivable     (5,000)
     Increase (decrease) in accounts
       payable and accrued expenses       (8,404)               10,964
     Increase (decrease) in royalty
       fees payable                       (3,500)                  750
                                           ------------          ------------

Net cash provided (used) by operating
  activities                              (27,221)        (360)
                                           ------------          ------------

Cash provided by financing activities
    Contribution to additional paid in
      capital                              $     21,192                   -
                                           ------------          ------------

Net increase (decrease) in cash           (6,029)        (360)

Cash - beginning                                 12,450                12,450
                                           ------------          ------------

Cash - ending                              $      6,421          $     12,090
                                           ============          ============

Supplemental disclosure:
 Non cash transaction:
 On December 28, 2001 accrued liabilities of $21,192 owed to an officer stockholder was converted to additional paid in capital.

           See accountants' report and notes to financial statements.

                     NU ELECTRIC CORPORATION & SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 28, 2001

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

     c  Income/(Loss) Per Common Share:
        ------------------------------
     The income or loss per common share is based on the weighted average number of shares outstanding.

     d. Statement of cash flows:
        -----------------------
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

                                DECEMBER 28, 2001

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

                   Year Ending                Federal Net
                     In June                Operating Loss
                   -----------              --------------

                      2002                     $  54,000
                      2003                        71,000
                      2004                       183,000
                      2005                       160,000
                      2008                        33,713
                      2010                        13,569
                      2011                       121,290
                      2012                        24,259
                      2013                        22,798
                      2014                        12,591
                                               ---------
                                               $ 696,220
                                               =========

                     NU ELECTRIC CORPORATION & SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 28, 2001

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

                     NU ELECTRIC CORPORATION & SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 28, 2001

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

Date:February 6, 2002