Form 10QSB
period 2002-03-29
CLEAN WATER TECHNOLOGIES INC
filed 2002-05-02
CIK 1096187

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-QSB

      [X]   Quarterly Report Under Section 13 or 15(d) of the
            Securities Exchange Act of 1934

                  For the quarter year ended March 29, 2002

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

As of March 29, 2002, registrant had one class of common stock, of which
5,717,855 shares were outstanding.

================================================================================

                    NU ELECTRIC CORPORATION & SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                          FOR THE THIRTY NINE WEEKS AND
                             TWENTY SIX WEEKS ENDED
                MARCH 29, 2002 AND DECEMBER 28, 2001 RESPECTIVELY

                    NU ELECTRIC CORPORATION & SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE THIRTY NINE WEEKS AND TWENTY SIX WEEKS ENDED
                      MARCH 29, 2002 AND DECEMBER 28, 2001

                                TABLE OF CONTENTS

                                                                            Page

Accountants Compliation Report                                                 1

Consolidated Financial Statements:

    Balance Sheet                                                              2

    Statement of Operations                                                    3

    Statement of Stockholder's Equity (Deficiency)                             4

    Statement of Cash Flows                                                    5

    Notes to Financial Statements                                            6-9

To The Stockholders And Directors
Nu Electric Corporation & Subsidiaries
Tarpon Springs, Florida 34689

We have compiled the accompanying consolidated balance sheets of Nu
Electric Corporation & Subsidiaries, as of March 29, 2002 and December
28, 2001 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for 39 weeks and the 26 weeks then ended, respectively, in accordance with standards established by the
American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

Iselin, New Jersey
April 24, 2002

                     NU ELECTRIC CORPORATION & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                            Thirty Nine             Twenty Six
           A S S E T S                                      Weeks Ended             Weeks Ended
                                                           March 29, 2002          December 28, 2001

    Cash                                                      $10,653                $  6,421
    Royalty fee receivable                                       -                      5,000
    Deposits   925                                               925                      925
    Property and equipment (net) (note 2)                       3,948                   4,738
    License agreement                                          15,000                  15,000

                                                              $30,526                 $32,084

           LIABILITIES AND STOCKHOLDERS' EQUITY

    Due to officer                                            $15,000               $  15,000
    Accrued expenses and other liabilities                     13,459                   5,296
    Royalty fees payable                                         -                      2,250

           Total liabilities                                   28,459                  22,546

Stockholders' equity and deficiency
    Common stock - par value $.001
      Authorized 50,000,000 shares - issued and
        outstanding 5,717,855 and  4,714,855 respectively      61,543                  61,543
    Additional paid in capital                                799,350                 799,350
    Accumulated deficit                                    (858,826)             (851,355)

           Total stockholders' equity                           2,067                   9,538

                                                            $  30,526               $  32,084

See accountants' compilation report and notes to financial statements

                     NU ELECTRIC CORPORATION & SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Thirty Nine           Thirteen
                                                            Weeks Ended          Weeks Ended
                                                           March 29, 2002       March 29, 2002

Revenue                                                      $  5,000                $      0

Operating Expenses:

    Professional fees                                          16,296                   5,277
    Royalty fees                                                2,250                     750
    Depreciation/amortization                                   2,370                     790
    Telephone and utilities                                     1,853                     654
    Taxes, licenses and filing fees                             1,599

    Total operating expenses                                   24,368                   7,471

    Net Income (loss)                                        ($19,369)                ($7,471)

    Net income (loss) per common share                     (    .0034)               (  .0013)

See accountants' compilation report and notes to financial statements.

                     NU ELECTRIC CORPORATION & SUBSIDIARIES

            CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)

                     THIRTY NINE WEEKS ENDED MARCH 29, 2002

                                                 C o m m o n   S t o c k
                                                                                         Additional
                                                 Number of             Par                Paid-In
                                                  Shares              Value               Capital              Deficit

Balance - June 29, 2001                           4,714,855           $61,543             $778,158           ($839,458)

Issuance of additional shares                                               -                                       -

Net income (loss)                                         -                 -                    -         (12,864)

Balance - September 28, 2001                      4,714,855           $61,543             $778,158           ($852,322)

Debt converted to additional
 paid in capital                                                                            21,192

Issuance of additional shares                     1,003,000                 -                    -                  -

Net income (loss)                                         -                 -                    -                 967

Balance - December 28, 2001                       5,717,855           $61,543             $799,350           ($851,355)

Net income (loss)                                         -                 -                    -        (7,471)

Balance - March 29, 2002                          5,717,855           $61,543             $799,350           ($858,826)

See accountants' compilation report and notes to financial statements.

                     NU ELECTRIC CORPORATION & SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                            Thirty Nine                Twenty Six
                                                            Weeks Ended               Weeks Ended
                                                           March 29, 2002            December 28 2001
Cash flows from operating activities:

    Net income/(loss)                                        ($19,369)                    ($11,897)
    Adjustment to reconcile net loss to
      net cash used in operations:
     Depreciation and amortization                              2,370                        1,580
    (Increase) decrease in royalty receivable                    -                      (5,000)
    Increase (decrease) in accounts payable and
      accrued expenses                                    (240)                  (8,404)
    Increase (decrease) in royalty fees payable            (5,750)                  (3,500)

Net cash provided (used) by operating activities            (22,989)                   (27,221)

Cash provided by financing activities
    Contribution to additional paid in capital                $21,192                      $21,192

Net increase (decrease) in cash                             (1,797)                  (6,029)

Cash - beginning                                               12,450                       12,450

Cash - ending                                                 $10,653                     $  6,421

Supplemental disclosure:
 Non cash transaction:

On December 28, 2001 accrued liabilities of $21,192 owed to an officer stockholder was converted to additional paid in capital.

See accountants' compilation report and notes to financial statements.

                     NU ELECTRIC CORPORATION & SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 29, 2002

1. Organization and Nature of Business:

Escalator, Inc. was incorporated under the General Corporation laws of the state of Delaware on April 17, 1986. On April 22, 1998, a certificate of amendment was filed to change the name of the Company to Nu Electric Corporation. On April 2,
2002, a certificate of amendment was filed to again change its name to Clean
Water Technologies Inc. The Company is a publicly traded Company which trades under the symbol CWTI. The Company owns 100% of Frank Communications Corp.,
Escalator, Inc., Clean Water Technologies, and Zorax Inc.

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

c .Income/(Loss) Per Common Share: The income or loss per common share is based on the weighted average number of shares outstanding.

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

                                 MARCH 29, 2002

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

                                    $696,220

                     NU ELECTRIC CORPORATION & SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 29, 2002

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

               December    2002                                   $  6,000
                           2003                                      7,200
                           2004                                      8,640
                           2005 (and until termination)             10,368

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

                     NU ELECTRIC CORPORATION & SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 29, 2002

4. Business Combination (Continued):

Minimum royalty payments under this agreement are as follows:

                 March 30, 2003                                     $3,500
                           2004                                      4,000
                           2005                                      4,500
                           2006 (and until termination)              5,000

                                     Page 9
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

Date: April 30, 2002