Form 10KSB
period 2002-06-30
CLEAN WATER TECHNOLOGIES INC
filed 2002-09-12
CIK 1096187

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2002

                          COMMISSION FILE No. 000-27629

                          GENERAL FORM FOR REGISTRATION
                     OF SECURITIES OF SMALL BUSINESS ISSUERS
        Under Section 12(b) or (g) of The Securities Exchange Act of 1934
                         Clean Water Technologies, Inc.
                               (formely known as)
                                Nu Electric Corp.
                 (Name of Small Business Issuer in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                                   23-2426437
                     (I. R. S. Employer Identification No.)

            2716 St. Andrews Blvd. Suite 200 Tarpon Springs, FL 34688
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
         Owners and Management.................................................7

Item 5.  Directors, Executive Officers, Promoters

Part II
Item 1.  Market Price of and Dividends on the Registrant's
         Common Equity and Other Shareholder Matters..........................11
..

Part F/S
Financial Statements..........................................................15

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
STATEMENTS. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD
LOOKING INFORMATION CONTAINED HEREIN, THE INCLUSION OF SUCH INFORMATION SHOULD
NOT BE REGARDED AS ANY REPRESENTATION BY THE REGISTRANT OR ANY OTHER PERSON THAT
THE OBJECTIVES OR PLANS OF THE REGISTRANT WILL BE ACHIEVED.

References in this registration statement to "We," "Us," or the "Company" refer to Clean Water Technologies,Inc., as well as their subsidiaries and predecessors.

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

         On April 2,2002, we changed our name to Clean Water Technologies, Inc.
         We have not been a party to any bankruptcy, receivership or similar proceeding. We have not been involved in any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

(b)      Business of Issuer.
         (1)      Principal products or services and their markets.
                  We currently have no products or services. We plan to focus our efforts on sub-licensing environmentally friendly
                  technology developed by third parties. We recieved our first royalty payment on January 7,2002.

                  We have sub-licensed our Clean Water technology to Element 33,
                  LLC. We plan to sub-license our Zorax technology in the future.

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

                  In our acquisition of Clean Water, we acquired a license to a technology related to the removal of arsenic from water
                  ("arsenic technology"). We have sublicensed this arsenic
                  technology to Element 33,LLC. Patent approval for the
                  arsenic technology was received on March 28, 2000 from the
                  U.S. Patent Office.

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

                  New standards on arsenic have been finalized by the EPA. The allowable parts per billion (ppb) level has been lowered to 10 ppb, from the previous 50 ppb. These standards will dictate the parameters within which our company may be able to proceed in developing an area of operations.

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
                  We currently have two total and full-time employees. There are no employment or collective bargaining agreements in
                  place.

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

Item 3. Description of Property.

Our offices are located at 2716 St. Andrews Blvd. Suite 200 Tarpon Springs, Fl.
34688. The space is owned by the Scalas with no monthly rent charged at this time.
We do not own any significant real or personal property.

Item 4. Security Ownership of Certain Beneficial Owners and Management.

(a)      Security Ownership of Certain Beneficial Owners

Title of     Name & Address of               Amount & Nature             Percent
Class        Beneficial Owner                   of Ownership               of Class
--------------------------------------------------------------------------------

Common       Howard A. & Laurie C. Scala     2,089,130  Joint Tenancy      36.5%
             2716 St. Andrews Blvd.
             Suite 200
             Tarpon Springs, FL 34688

Common       Howard A. Scala / IRA               8,330  Direct             .001%
             2716 St. Andrews Blvd.
             Suite 200
             Tarpon Springs, FL 34688

Common       Howard A. Scala                     6,000  Direct             .001%
             c/f Matthew G. Scala
             2716 St. Andrews Blvd.
             Suite 200
             Tarpon Springs, FL 34688

Common       Utek Corportation               1,037,957  Direct             18.2%
             202 South Wheeler Street
             Plant City, Florida  33566

(b)      Security Ownership of Management

Title of     Name & Address of               Amount & Nature             Percent
Class        Beneficial Owner                of Ownership               of Class
--------------------------------------------------------------------------------

Common       Howard A. & Laurie C. Scala    2,089,130  Joint Tenancy       36.5%
             2716 St. Andrews Blvd.
             Suite 200
             Tarpon Springs, FL 34688

Common       Howard A. Scala / IRA              8,330  Direct              .001%
             2716 St. Andrews Blvd.
             Suite 200
             Tarpon Springs, FL 34688

Common       Howard A. Scala                    6,000  Direct              .001%
             c/f Matthew G. Scala
             2716 St. Andrews Blvd.
             Suite 200
             Tarpon Springs, FL 34688
--------------------------------------------------------------------------------
TOTAL        Howard A. & Laurie C. Scala    2,103,460  shares              36.8%

(c)      Changes in Control.
         There are currently no arrangements which may result in a change of control of the Company.

Item 5. Directors and Executive Officers, Promoters and Control Persons.

(a)      Officers and Directors.
         The following chart sets forth information on our officers and directors:

Name               Age   Title(s)                          Term of Office
--------------------------------------------------------------------------------
Laurie C. Scala    48    President, Secretary/Treasurer,
                         & Director                       July 1, 1998 to present
Howard A.Scala     50    Vice President & Director        July 1, 1998 to present

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

Item 6. Executive Compensation.

------------------ ------ ------ ----- ------------ ------------- ----------- ------ ------
Name and Principal Year   Salary Bonus Other Annual Restricted     Securities  LTIP   Other
    Position               ($)   ($)  Compensation  Stock Award(s) Underlying  Payouts ($)
                                          ($)          ($)         Options (#)  ($)
------------------ ------ ------ ----- ------------ ------------- ----------- ------ ------
Laurie & Howard
Scala,              1996      0    0        0               0           0          0      0
President & Vice    1997      0    0        0               0           0          0      0
President           1998      0    0        0        $187,500           0          0      0
respectively        1999      0    0        0        $234,375           0          0      0
                    2000      0    0        0               0           0          0      0
                    2001      0    0        0        $200,000           0          0      0
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

Item 8. Description of Securities.

Common Stock.
In General. We are authorized to issue 50,000,000 shares of common stock with a par value of $0.002 each, of which 5,717,855 common shares were outstanding as of June 30, 2002. All of the issued and outstanding common stock is fully paid and non-assessable.

Voting. Each share of our common stock entitles the holder thereof to one vote per share in the election of directors and in all other matters upon which stockholders are entitled to vote. The holders of shares of common stock do not have cumulative voting rights, which means that the

holders of more than 50% of the outstanding shares voting for the election of directors can elect all of the directors to be elected, if they so choose. In such event, the holders of the remaining shares will not be able to elect any of our directors. As of the date of this registration statement, Howard and Laurie
Scala are the beneficial owners of 2,103,460 voting shares or approximately
36.8% of our outstanding voting stock.

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

Item 9. Management's Discussion and Analysis

The company is considered to be in the development stage, and has generated revenues of $5,000 in the last two fiscal years. In the past year, we experienced a loss of $30,132. Management cannot say with certainty when significant revenue will be received from the company's business.

We are dependent on financial support from the management of the company to meet our cash requirements. While the company hopes to raise money through the sale of securities in a public or private offering during the next fiscal year, there is no guarantee that we will do so.

After acquiring Clean Water Technologies, we signed an agreement with Element
33, LLC to act as our exclusive sublicensee. Pursuant to the contract, the company is entitled to a royalty of 5% of the gross revenue transacted by
Element 33 along with a minimum royalty payment of at least $6000, up to a maximum of $10,368. Element 33 has ambitious plans to exploit our arsenic technology and is in the process of raising money to support their marketing effort. These royalties commenced with a $5,000 payment in January, 2002.

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

(a)      Market information.
         Our common stock is traded on the Over the Counter Bulletin
         Board ("OTCBB") under the symbol CWTI. The following bid quotations have been reported for the period beginning January 1, 2000 and ended
         June 30, 2002:
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
         September 30, 2000                          $2 7/8            $1 1/16
         December 31, 2000                           $1 7/8            $23/32

         Quarter Ended:
         March 31, 2001                              $1 5/16           $7/16
         June 30, 2001                               $1 3/4            $3/8

         September 30,2001                           .71               .43
         December 31,2001                            .58               .31
         March 31,2002                               .55               .38
         June 30,2002                                .45               .08

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

(b)      Holders.

         As of June 30, 2002, there were approximately 1,246 holders of record of our 5,717,855 shares of common stock outstanding. Of these shares, 3,588,658 are restricted securities within the meaning of Rule
         144(a)(3) promulgated under the Securities Act of 1933, as amended, because such shares were issued and sold by the Company in private transactions not involving a public offering. Certain of the shares of common stock are held in "street" name and may, therefore, be held by several beneficial owners. Our transfer agent is Fidelity Transfer
         Company located at 1800 South West Temple, Suite 301, Box 53, Salt Lake
         City, UT 84115.

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

Item 2. Legal Proceedings.

The Company has been the subject of an investigation being conducted by the U.S.
Securities and Exchange Commission pursuant to an order of the Comisssion dated
April 20,2001. The investigation concerns the public disclosures made by the
Company and by unrelated third parties that published reports or other communications regarding the Company since May,2000, relating to the company's marketing campaign and its business relationships and prospects, and the anticipated price of the Company's common stock. The Company has cooperated with the Commission in its investigation. The Company has recieved no communication from the Commission regarding the investigation since February,2002. The Company is cooperating with the Commission, and is unable, at this time, to evaluate the possible outcome of the investigation, or its impact on the Company.

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
1933.

On November 20,2001 we issued 1,000,000 shares of our common stock as compensation for services rendered. This transaction was made in reliance on the exemption from the registration requirements provided in section4(2) of the
Securities Act of 1933.

On December 27,2001, we issued 3,000 shares of our common stock as an employee bonus. This transaction was make in reliance on the exemption from the
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

              CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIES
                               (FORMERLY KNOWN AS)
                     NU ELECTRIC CORPORATION & SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                          FOR THE FIFTY-TWO WEEKS ENDED
                         JUNE 28, 2002 AND JUNE 29, 2001

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Independent Auditor's Report...................................................1

Consolidated Financial Statements:

  Notes to Financial Statements..............................................6-9

                       To The Stockholders And Directors
               CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIES
                              (FORMERLY KNOWN AS)
                   NU ELECTRIC CORPORATION & SUBSIDIARIES
                         Tarpon Springs, Florida 34688

                          INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying consolidated balance sheet of Clean Water
Technologies, Inc. & Subsidiaries (formerly known as) Nu Electric Corporation &
Subsidiaries , as of June 28, 2002 and June 29, 2001 and the related consolidated statements of operations, retained earnings, stockholder's equity and cash flows for the fifty two weeks then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards.
Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clean Water Technologies, Inc.
& Subsidiaries (formerly known as) Nu Electric Corporation & Subsidiaries, as of
June 28, 2002 and June 29, 2001, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Iselin, New Jersey
August 6, 2002

                  CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIES
                               (FORMERLY KNOWN AS)
                     NU ELECTRIC CORPORATION & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                  Fifty-two         Fifty-two
           A S S E T S                           Weeks Ended       Weeks Ended
                                                June 28, 2002     June 29, 2001
                                                -------------     -------------
    Cash                                         $   10,616        $   12,450
    Deposits                                            925               925
    Property and equipment (net) (note 2)             3,158             6,318
    License agreement                                15,000            15,000
                                                -------------     -------------
                                                 $   29,699        $   34,693
                                                =============     =============

           LIABILITIES AND STOCKHOLDERS' EQUITY

    Due to officer                               $  15,000         $   15,000
    Accrued expenses and other liabilities           7,700             13,700
    Royalty fees payable                             3,875              5,750
                                                -------------     -------------
           Total liabilities                        26,575             34,450
                                                -------------     -------------
Stockholders' equity and deficiency
    Common stock - par value $.001
      Authorized 50,000,000 shares -
       issued and outstanding 5,717,855
       and  4,714,855 respectively                  61,543             61,543
    Additional paid in capital                     811,171            778,158
    Accumulated deficit                           (869,590)          (839,458)
                                                -------------     -------------
           Total stockholders' equity                3,124                243
                                                -------------     -------------
                                                 $  29,699         $   34,693
                                                =============     =============

           See accountants' report and notes to financial statements

                CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIES
                               (FORMERLY KNOWN AS)
                   NU ELECTRIC CORPORATION & SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                             Fifty-two             Fifty-two
                                            Weeks Ended           Weeks Ended
                                           June 28, 2002         June 29, 2001
                                          ---------------       ---------------
Revenue                                    $     5,000           $        -0-
                                          ---------------       ---------------
Operating Expenses:

    Accounting and legal                        13,428                 6,200
    Royalty fees                                 6,125                 5,750
    Consulting fees                              6,354                    -
    Depreciation/amortization                    3,160                 3,160
    Telephone and utilities                      1,973                 2,102
    Taxes, licenses and filing fees              4,092                    -
                                          ---------------       ---------------
    Total operating expenses                    35,132                17,212
                                          ---------------       ---------------

    Net income (loss)                      $   (30,132)          $   (17,212)
                                          ===============       ===============
    Net income (loss) per common share         (.00578)              (.00390)
                                          ===============       ===============

           See accountants' report and notes to financial statements.

                  CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIES
                               (FORMERLY KNOWN AS)
                     NU ELECTRIC CORPORATION & SUBSIDIARIES

            CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)

              FIFTY-TWO WEEKS ENDED JUNE 28, 2002 AND JUNE 29, 2001

                                 C o m m o n   S t o c k
                                 -----------------------
                                                         Additional
                                 Number of      Par       Paid-In
                                  Shares       Value      Capital      Deficit
                               ------------ ---------- ------------ ------------

Balance - June 30, 2000         4,112,855   $  61,543  $   763,158   $ (822,246)

Debt converted to additional
 paid in capital                  602,000                   15,000

Net income (loss)                      -           -            -       (17,212)
                               ------------ ---------- ------------ ------------
Balance - June 29, 2001         4,714,855   $  61,543  $   778,158   $ (839,458)
                               ============ ========== ============ ============
Debt converted to additional
 paid in capital

Issuance of additional shares   1,003,000          -        33,013           -

Net income (loss)                      -           -            -    $  (30,132)
                               ------------ ---------- ------------ ------------
Balance - June 28, 2002         5,717,855   $  61,543  $   811,171   $ (869,590)
                               ============ ========== ============ ============

           See accountants' report and notes to financial statements.

                  CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIES
                               (FORMERLY KNOWN AS)
                     NU ELECTRIC CORPORATION & SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                    Fifty-two        Fifty-two
                                                   Weeks Ended      Weeks Ended
                                                  June 28, 2002    June 29, 2001
                                                  -------------    -------------
Cash flows from operating activities:

    Net income/(loss)                              $  (30,132)      $  (17,212)
    Adjustment to reconcile net loss to
      net cash used in operations:
     Depreciation and amortization                      3,160            3,160
    Increase (decrease) in accounts payable and
      accrued expenses                                 (6,000)           6,200
    Decrease in royalty fees payable                   (1,875)           5,750
                                                  -------------    -------------
Net cash (used) by operating activities               (34,847)          (2,102)
                                                  -------------    -------------
Cash provided by financing activities:

    Debt converted to additional pain in capital       33,013               -
                                                  -------------    -------------

Net increase (decrease) in cash                        (1,834)          (2,102)

Cash - beginning                                       12,450           14,552
                                                  -------------    -------------
Cash - ending                                      $   10,616       $   12,450
                                                  =============    =============

Supplemental disclosures:
Non cash transaction:
  On December 28, 2001 and June 28, 2002 accrued liabilities of $21,192 and
  $11,821 respectively owed to an officer stockholder was converted to additional paid in capital.

           See accountants' report and notes to financial statements.

                  CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIES
                               (FORMERLY KNOWN AS)
                     NU ELECTRIC CORPORATION & SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 28, 2002

1.         Organization and Nature of Business:

           Escalator, Inc. was incorporated under the General Corporation laws of the state of Delaware on April 17, 1986. On April 22, 1998, a certificate of amendment was filed to change the name of the Company to Nu Electric Corporation. On April 2, 2002 the Company filed for another amendment to change its name to Clean Water Technologies, Inc.
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

                  CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIES
                               (FORMERLY KNOWN AS)
                     NU ELECTRIC CORPORATION & SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 28, 2002

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

                         Year Ending                 Federal Net
                           In June                 Operating Loss
                        -------------             ----------------

                            2002                     $  54,000
                            2003                        71,000
                            2004                       183,000
                            2005                       160,000
                            2008                        33,713
                            2010                        13,569
                            2011                       121,290
                            2012                        24,259
                            2013                        22,798
                            2014                        12,591
                            2015                         7,212
                        -------------             ----------------
                                                     $ 713,432
                                                  ================

                  CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIES
                               (FORMERLY KNOWN AS)
                     NU ELECTRIC CORPORATION & SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 28, 2002

4.    Business Combination:

      On June 30, 1999, Clean Water Technologies, Inc. & Subsidiaries, a
      Delaware Corporation entered into a merger agreement with Clean Water
      Technologies, Inc., (CWT) a Florida Corporation. The merger was accounted for by the pooling of interests method, where all of the shares of outstanding common stock was exchanged for 893,000 shares of common stock of Clean Water Technologies, Inc. & Subsidiaries. CWT had
      no assets, liabilities or income of any kind, character or description at the time of the merger, and accordingly there was no effect on the revenues and earnings reported. CWT holds a license for a technology developed at USF (University of South Florida) to remove arsenic from drinking water. In of October 1999 Nu Electric granted GSA Resources,
      Inc. an exclusive sublicense to use and market the technology to remove arsenic from drinking water. Minimum royalty payments under this agreement are as follows:

                            2002                           $  6,000
                            2003                              7,200
                            2004                              8,640
                            2005 (and until termination)     10,368

      On September 21, 2000 the Company merged with Zorax, Inc. the owner of an exclusive worldwide license to manufacture and market a proprietary process technology that improves the extraction of cryptosporidium and giardia from drinking water.  A U.S. patent has been filed by Johns Hopkins University, the owner of the technology.  Zorax,
      Inc. has no assets or liabilities other than as relates to its license of the technology and research agreement with Johns Hopkins University.
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

                 CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIES
                               (FORMERLY KNOWN AS)
                     NU ELECTRIC CORPORATION & SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 28, 2002

4.    Business Combination (Continued):

           Minimum royalty payments under this agreement are as follows:

                     March 30, 2003                            $3,500
                               2004                             4,000
                               2005                             4,500
                               2006 (and until termination)     5,000

                           CERTIFICATION PURSUANT TO
18 U.S.C.SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Clean Water Technologies, Inc. (the
"Company") on Form 10-KSB for the period ended June 30,2002, as filed with the
Securities and Exchange Commission on the date hereof (the "Report"),the undersigned certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                   Clean Water Technologies, Inc.
                                                   /s/ Laurie C. Scala
                                                   -----------------------------
September 12,2002                                      Laurie C. Scala, President
                                                       and Chief Financial Officer

                                  EXHIBIT INDEX

EXHBIT #                   ITEM

   2.1                     Acquisition of Escalator, Inc.*

   2.2                     Lone Pine Resources, Inc. Merger*

   2.3                     Agreement and Plan of Spinoff*

   2.4                     Acquisition of Clean Water Technologies, Inc.*

   2.5                     Acquisition of Zorax, Inc.*

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

                                                     Clean Water Technologies, Inc.
                                                     /s/ Laurie C. Scala
                                                     ---------------------------
                                                     By: Laurie C. Scala, President
 Date: September 12,2002

                                       17