Form 10QSB
period 2002-09-30
CLEAN WATER TECHNOLOGIES INC
filed 2002-11-12
CIK 1096187

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-QSB

              [X] Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the quarter year ended September 27, 2002

      Clean Water Technologies & Subsidiaries (formerly Nu Electric Corp.)
                 (Name of Small Business Issuer in its charter)

                                    Delaware
           (State or other jurisdiction of incorporation organization)

                                   23-2426437
                      (I.R.S. Employer Identification No.)

         2716 St. Andrews Boulevard, Suite 200, Tarpon Springs, FL 34688
               (Address of principal executive offices)             (Zip Code)

                                 (727) 942-8938
                           (Issuer's telephone number)

Check  whether  the  issuer:  (1)  filed  all  reports  required  to be filed by
Section13  or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the  registrant was required to file such reports),  and (2)
has been subject to such filing  requirements for the past 90 days. Yes [X] No [ ]

As of September 27, 2002 registrant had one class of common stock, of which
5,717,855 shares were outstanding.

                                       1

                  CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIES
                               (FORMERLY KNOWN AS)
                     NU ELECTRIC CORPORATION & SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Consolidated Financial Statements:

  Notes to Financial Statements........................................F-5 - F-8

                                       2

                  CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIES
                               (FORMERLY KNOWN AS)
                     NU ELECTRIC CORPORATION & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                  Fifty-two         Thirteen
           A S S E T S                           Weeks Ended       Weeks Ended
                                                June 28, 2002   September 27, 2002
                                                -------------     -------------
    Cash                                         $   10,616        $   10,378
    Deposits                                            925               925
    Property and equipment (net)                      3,158             2,368
    License agreement                                15,000            15,000
                                                -------------     -------------
                                                 $   29,699        $   28,671
                                                =============     =============

           LIABILITIES AND STOCKHOLDERS' EQUITY

    Due to officer                               $  15,000         $   15,720
    Accrued expenses and other liabilities           7,700             32,700
    Royalty fees payable                             3,875              3,875
                                                -------------     -------------
           Total liabilities                        26,575             52,295
                                                -------------     -------------
Stockholders' equity and deficiency
    Common stock - par value $.001
      Authorized 50,000,000 shares -
       issued and outstanding 5,717,855
       and  5,717,855 respectively                  61,543             61,543
    Additional paid in capital                     811,171            811,171
    Accumulated deficit                           (869,590)          (896,338)
                                                -------------     -------------
           Total stockholders' equity                3,124            (23,624)
                                                -------------     -------------
                                                 $  29,699         $   28,671
                                                =============     =============

                        See notes to financial statements

                  CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIES
                               (FORMERLY KNOWN AS)
                     NU ELECTRIC CORPORATION & SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                              Thirteen               Thirteen
                                            Weeks Ended             Weeks Ended
                                         September 28, 2001     September 27, 2002
                                          ---------------       ---------------
Revenue                                    $       -0-           $        -0-
                                          ---------------       ---------------
Operating Expenses:

    Accounting and legal                         9,675                   252
    Royalty fees                                   750                    -
    Rent                                             -                 1,500
    Depreciation/amortization                      790                   790
    Telephone and utilities                        529                   223
    Taxes, licenses and filing fees              1,120                   483
    Salaries expense                                 -                23,500
                                          ---------------       ---------------
    Total operating expenses                    12,864                26,748
                                          ---------------       ---------------

    Net income (loss)                      $   (12,864)          $   (26,748)
                                          ===============       ===============
    Net income (loss) per common share
    basic and fully diluted                        nil                   nil
                                          ===============       ===============

                       See notes to financial statements.

                  CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIES
                               (FORMERLY KNOWN AS)
                     NU ELECTRIC CORPORATION & SUBSIDIARIES

            CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)

                                 C o m m o n   S t o c k
                                 -----------------------
                                                         Additional
                                 Number of      Par       Paid-In
                                  Shares       Value      Capital      Deficit
                               ------------ ---------- ------------ ------------

Balance - June 29, 2001         4,714,855   $  61,543  $   778,158   $ (839,458)

Net income (loss)                      -           -            -       (12,864)
                               ------------ ---------- ------------ ------------
Balance - September 28, 2001    4,714,855   $  61,543  $   778,158   $ (852,322)
                               ============ ========== ============ ============

Balance - June 28, 2002         5,717,855   $  61,543  $   811,171   $ (869,590)

Net income (loss)                      -           -            -       (26,748)
                               ------------ ---------- ------------ ------------
Balance - September 27, 2002    5,717,855   $  61,543  $   811,171   $ (896,338)
                               ============ ========== ============ ============

                       See notes to financial statements.

                  CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIES
                               (FORMERLY KNOWN AS)
                     NU ELECTRIC CORPORATION & SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                    Thirteen          Thirteen
                                                   Weeks Ended       Weeks Ended
                                               September 28,2001  September 27, 2002
                                                  -------------    -------------
Cash flows from operating activities:

    Net income/(loss)                              $  (12,864)      $  (26,748)
    Adjustment to reconcile net loss to
      net cash used in operations:
     Depreciation and amortization                        790              790
    Increase (decrease) in accounts payable and
      accrued expenses                                 10,964           25,720
    Decrease in royalty fees payable                      750                -
                                                  -------------    -------------
Net cash (used) by operating activities                  (360)           (238)
                                                  -------------    -------------
Net increase (decrease) in cash                          (360)           (238)

Cash - beginning                                       12,450           10,616

                                                  -------------    -------------
Cash - ending                                      $   12,090       $   10,378
                                                  =============    =============

                       See notes to financial statements.

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
                                                     $ 703,432
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
                     NU ELECTRIC CORPORATION & SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

4.    Business Combination:

      On June 30, 1999, Clean Water Technologies, Inc. & Subsidiaries, a
      Delaware Corporation entered into a merger agreement with Clean Water
      Technologies, Inc., (CWT) a Florida Corporation. The merger was accounted for by the pooling of interests method, where all of the shares of outstanding common stock was exchanged for 893,000 shares of common stock of Clean Water Technologies, Inc. & Subsidiaries. CWT had
      no assets, liabilities or income of any kind, character or description at the time of the merger, and accordingly there was no effect on the revenues and earnings reported. CWT holds a license for a technology developed at USF (University of South Florida) to remove arsenic from drinking water. In October 1999 Nu Electric granted GSA Resources,
      Inc. an exclusive sublicense to use and market the technology to remove arsenic from drinking water. Minimum royalty payments under this agreement are as follows:

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

     CERTIFICATION PURSUANT TO 18 U.S.C.SECTION 1350,AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Clean Water Technologies, Inc. (the
"Company") on Form 10-QSB for the period ended September 27,2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"),the undersigned certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of Section 13(a) or 15(d)
      of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                                 Clean Water Technologies, Inc.

                                                 /s/ Laurie C. Scala
                                                 -----------------------------
November 11,2002                                     Laurie C. Scala, President
                                                     and Chief Financial Officer

                                       3

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
Date: November 11, 2002