Form 10QSB
period 2002-12-27
CLEAN WATER TECHNOLOGIES INC
filed 2003-02-05
CIK 1096187

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-QSB

        [X]   Quarterly Report Under Section 13 or 15(d) of the Securities
              Exchange Act of 1934

                     For the quarter ended December 27, 2002

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
                                                                  Yes [X] No [ ]

As of December 27, 2002 registrant had one class of common stock, of which
7,217,855 shares were outstanding.

                  CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIES
                               (FORMERLY KNOWN AS)
                     NU ELECTRIC CORPORATION & SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

                                                                            Page

Consolidated Financial Statements:

  Notes to Financial Statements..............................................5-8

CERTIFICATION..................................................................9

SIGNATURE......................................................................9

                  CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIES
                               (FORMERLY KNOWN AS)
                     NU ELECTRIC CORPORATION & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                               Fifty-two        Twenty Six
           ASSETS                            Weeks Ended       Weeks Ended
                                             June 28, 2002   December 27, 2002
                                             -------------     -------------
    Cash                                      $   10,616        $    4,069
    Deposits                                         925               925
    Property and equipment (net)                   3,158             1,578
    License agreement                             15,000            15,000
                                             -------------     -------------
                                              $   29,699        $   21,572
                                             =============     =============

           LIABILITIES AND STOCKHOLDERS' EQUITY

    Due to officer                            $   15,000        $   20,790
    Accrued expenses and other liabilities         7,700            10,700
    Royalty fees payable                           3,875                -
                                             -------------     -------------
           Total liabilities                      26,575            31,490
                                             -------------     -------------
Stockholders' equity and deficiency
    Common stock - par value $.001
      Authorized 50,000,000 shares -
       issued and outstanding 5,717,855
       and  7,217,855 respectively                61,543            63,043
    Deferred compensation on common stock
      Issued for services                             -            (37,500)
    Additional paid in capital                   811,171           884,671
    Accumulated deficit                         (869,590)         (920,132)
                                             -------------     -------------
           Total stockholders' equity              3,124            (9,918)
                                             -------------     -------------
                                              $   29,699         $  21,572
                                             =============     =============

                        See notes to financial statements

                  CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIES
                               (FORMERLY KNOWN AS)
                     NU ELECTRIC CORPORATION & SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                               Thirteen        Thirteen      Twenty six     Twenty six
                                 Weeks          Weeks          Weeks          Weeks
                                Ended           Ended          Ended          Ended
                              December 28,   December 27,   December 28,   December 27,
                                 2001           2002            2001           2002
                          ---------------  ---------------  ------------  -------------
Revenue                   $      5,000      $     -0-        $    5,000     $      -0-
                          ---------------  ---------------  ------------  -------------
Operating Expenses:

 Accounting and legal            1,000         4,670             11,027         4,922
 Royalty fees                      750         2,125              1,500         2,125
 Rent                                -         1,500                 -          3,000
 Depreciation/amortization         790           790              1,580         1,580
 Telephone and utilities           669           309              1,198           532
 Taxes, licenses and filing fees   824           400              1,591           883
 Salaries expense                   -         14,000                 -         37,500
                           ---------------  ---------------  -----------   ------------
 Total operating expenses        4,033        23,794             16,896        50,542
                           ---------------  ---------------  -----------   ------------

 Net income (loss)         $       967      $(23,794)         $ (11,896)    $ (50,542)
                           ===============  ===============  ===========   ============
 Net income (loss) per common share
    basic and fully diluted        nil           nil                nil           nil
                           ===============  ===============  ============   ============

                       See notes to financial statements.

                  CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIES
                               (FORMERLY KNOWN AS)
                     NU ELECTRIC CORPORATION & SUBSIDIARIES

            CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)

                                Thirteen      Thirteen    Twenty six     Twenty six
                                  Weeks        Weeks        Weeks         Weeks
                                  Ended        Ended        Ended         Ended
                              December 28,  December 27,  December 28,  December 27,
                                  2001         2002          2001          2002
                              ----------    ----------    ----------    ----------

Common stock and paid in capital and deferred compensation

Balance, beginning of period  $ 851,355     $ 872,714     $ 851,355     $ 872,714

Stock issued for services            -         37,500            -         37,500
                             ----------    ----------    ----------    ----------
Balance end of period         $ 851,355     $ 910,214     $ 851,355     $ 910,214
                             ==========    ==========    ==========    ==========

Retained earnings (deficit)

Balance beginning of period   $(852,322)    $(896,338)    $(839,459)    $(869,590)

Net income (loss)                   967       (23,794)      (11,896)      (50,542)
                             ----------    ----------    ----------    ----------
Balance end of period         $(851,355)    $(920,132)    $(851,355)    $(920,132)
                             ==========    ==========    ==========    ==========

                       See notes to financial statements.

                  CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIES
                               (FORMERLY KNOWN AS)
                     NU ELECTRIC CORPORATION & SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                             Twenty six        Twenty six
                                            Weeks Ended       Weeks Ended
                                         December 28,2001   December 27, 2002
                                            -------------    -------------
Cash flows from operating activities:

    Net income/(loss)                        $  (11,896)      $  (50,542)
    Adjustment to reconcile net loss to
      net cash used in operations:
     Depreciation and amortization                1,580            1,580
     Deferred stock compensation                                  37,500
    Increase (decrease) in royalty payable       (5,000)              -
    Increase (decrease) in accounts payable
        and accrued expenses                     (8,405)           3,000
    Decrease in royalty fees payable             (3,500)          (3,875)
                                             -------------    -------------
Net cash (used) by operating activities         (27,221)         (12,337)
                                             -------------    -------------

Cash provided by financing activities

     Contribution to paid in capital             21,192               -
     Due to officer                                  -             5,790
                                             ------------     -------------
Net increase (decrease) in cash                  (6,029)          (6,547)

Cash - beginning                                 12,450           10,616
                                             -------------    -------------
Cash - ending                                $    6,421       $    4,069
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
                                                     $ 649,432
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

                                                 Clean Water Technologies, Inc.

                                                 /s/ Laurie C. Scala
                                                 -----------------------------
Date: February 5, 2003                               Laurie C. Scala, President
                                                     and Chief Financial Officer

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
Date: February 5, 2003