Form 10QSB
period 2003-03-31
CLEAN WATER TECHNOLOGIES INC
filed 2003-05-12
CIK 1096187

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-QSB

        [X]   Quarterly Report Under Section 13 or 15(d) of the Securities
              Exchange Act of 1934

                      For the quarter ended March 28, 2003

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
                                                                  Yes [X] No [ ]

As of March 28, 2003 registrant had one class of common stock, of which
7,217,855 shares were outstanding.

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
                               (FORMERLY KNOWN AS)
                     NU ELECTRIC CORPORATION & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                  Fifty-two        Thirty Nine
           A S S E T S                           Weeks Ended       Weeks Ended
                                                June 28, 2002     March 28, 2003
                                                -------------     -------------
    Cash                                         $   10,616        $    6,324
    Deposits                                            925               925
    Property and equipment (net)                      3,158               788
    License agreement                                15,000            15,000
                                                -------------     -------------
                                                 $   29,699        $   23,037
                                                =============     =============

           LIABILITIES AND STOCKHOLDERS' EQUITY

    Due to officer                               $  15,000         $   22,290
    Accrued expenses and other liabilities           7,700             10,700
    Royalty fees payable                             3,875                 -
                                                -------------     -------------
           Total liabilities                        26,575             32,990
                                                -------------     -------------
Stockholders' equity and deficiency
    Common stock - par value $.001
      Authorized 50,000,000 shares -
       issued and outstanding 5,717,855
       and  7,217,855 respectively                  61,543             63,043
    Deferred compensation on common stock               -             (18,750)
    Additional paid in capital                     811,171            884,671
    Accumulated deficit                           (869,590)          (938,917)
                                                -------------     -------------
           Total stockholders' equity                3,124             (9,953)
                                                -------------     -------------
                                                 $  29,699         $   23,037
                                                =============     =============

                        See notes to financial statements

                  CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIES
                               (FORMERLY KNOWN AS)
                     NU ELECTRIC CORPORATION & SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                               Thirteen         Thirteen        Thirty nine      Thirty nine
                                 Weeks           Weeks            Weeks            Weeks
                                 Ended           Ended            Ended            Ended
                               March 29,        March 28,       March 29,        March 28,
                                 2002             2003            2002             2003
                            ---------------  ---------------  --------------- ---------------
Revenue                     $            -0- $         6,000  $         5,000 $         6,000
                            ---------------  ---------------  --------------- ---------------
Operating Expenses:

 Accounting and legal                 5,277               -            16,296           4,922
 Royalty fees                           750            3,500            2,250           5,625
 Rent                                    -             1,500               -            4,500
 Depreciation/amortization              790              790            2,370           2,370
 Telephone and utilities                654              245            1,854             777
 Taxes, licenses and filing fees         -                -             1,599             883
 Salaries expense                        -            18,750               -           56,250
                             --------------   ---------------  ---------------  ---------------
 Total operating expenses             7,471           24,785           24,369          75,327
                             --------------   ---------------  ---------------  ---------------

 Net income (loss)           $       (7,471)  $      (18,785)  $      (19,369)  $     (69,327)
                             ==============  ===============   ===============  ===============
 Net income (loss) per
    common share basic and
    fully diluted                       nil              nil              nil             nil
                             ==============  ===============   ===============  ===============

                       See notes to financial statements.

                  CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIES
                               (FORMERLY KNOWN AS)
                     NU ELECTRIC CORPORATION & SUBSIDIARIES

            CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)

                                 Thirteen    Thirteen   Thirty nine  Thirty nine
                                   Weeks       Weeks       Weeks        Weeks
                                   Ended       Ended       Ended        Ended
                                  March 29,  March 28,   March 29,    March 28,
                                    2002       2003        2002         2003
                               ------------ ---------- ------------ ------------
Common stock and paid in capital

Balance, beginning of period   $    860,893 $  872,714 $    860,893 $    872,714

Stock issued for services                -      56,250           -        56,250
                               ------------ ---------- ------------ ------------
Balance end of period          $    860,893 $  947,714 $    860,893 $    947,714
                               ============ ========== ============ ============

Retained earnings

Balance beginning of period    $   (851,355)$ (920,132)$  (839,457) $   (869,590)

Net income (loss)                    (7,471)   (18,785)    (19,369)      (69,327)
                               ------------ ---------- ------------ ------------
Balance end of period          $   (858,826)$ (938,917)$  (858,826) $  (938,917)
                               ============ ========== ============ ============

                       See notes to financial statements.

                  CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIES
                               (FORMERLY KNOWN AS)
                     NU ELECTRIC CORPORATION & SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                            Thirty nine      Thirty nine
                                            Weeks Ended      Weeks Ended
                                            March 29,2002    March 28,2003
                                            -------------    -------------
Cash flows from operating activities:

    Net income/(loss)                       $     (19,369)    $    (69,327)
    Adjustment to reconcile net loss to
      net cash used in operations:
    Depreciation and amortization                   2,370            2,370
    Deferred stock compensation                        -            57,750
    Increase (decrease) in royalty payable             -                -
    Increase (decrease) in accounts payable
        and accrued expenses                         (240)           3,000
    Decrease in royalty fees payable               (5,750)          (3,875)
                                             -------------    -------------
Net cash (used) by operating activities           (22,989)         (10,082)
                                             -------------    -------------

Cash provided by financing activities

     Contribution to paid in capital               21,192               -
     Due to officer                                    -             5,790
                                             ------------     -------------
Net increase (decrease) in cash                    (1,797)          (4,292)

Cash - beginning                                   12,450
10,616
                                             -------------    -------------
Cash - ending                                $     10,653     $      6,324
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

                         Year Ending                 Federal Net
                           In June                 Operating Loss
                        -------------             ----------------
                            2003                    $   71,000
                            2004                       183,000
                            2005                       160,000
                            2008                        33,713
                            2010                        13,569
                            2011                       121,290
                            2012                        24,259
                            2013                        22,798
                            2014                        12,591
                            2015                         7,212
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

                            2003                           $  7,200
                            2004                              8,640
                            2005 (and until termination)     10,368

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

                                                Clean Water Technologies, Inc.

                                                /s/ Laurie C. Scala
                                                ---------------------------
                                                By: Laurie C. Scala, President
Date: May 12, 2003

                                 CERTIFICATIONS

I, Laurie C. Scala, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Clean Water
     Technologies & Subsidiaries (formerly Nu Electric Corp.);

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly  report;

4.   The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        (a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is being prepared;
        (b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and
        (c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors;

        (a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
        (b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

/s/ Laurie C. Scala
    Laurie C. Scala
    Chief Executive Officer & Chief Financial Officer