Form 10KSB
period 2003-06-27
CLEAN WATER TECHNOLOGIES INC
filed 2003-09-23
CIK 1096187

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 1O-KSB

                        FOR THE YEAR ENDED JUNE 27, 2003

                          COMMISSION FILE No. 000-27629

                  Clean Water Technologies Inc. & Subsidiaries
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

                                 (727) 942-8938
                           (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes [X] No []

As of June 27, 2003 registrant had one class of common stock, of which 7,217,855 shares were outstanding.

                                       1

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

         In the past, we conducted operations through our three wholly-owned subsidiaries Escalator Securities, Inc. and Escalator Investments,
         Inc., and Frank Communications Corp., all Pennsylvania corporations.
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

         On April 2, 2002, we changed our name to Clean Water Technologies,
         Inc. We have not been a party to any bankruptcy, receivership or similar proceeding. We have not been involved in any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

(b)      Business of Issuer.
         (1)     Principal products or services and their markets.
                 We currently have no products or services. We plan to focus our efforts on sub-licensing environmentally friendly
                 technology developed by third parties. We received our first royalty payment on January 7, 2002.

                 We have sub-licensed our Clean Water technology to
                 International Water Purification Technologies, LLC. We plan to sub-license our Zorax technology in the future.

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

                 In our acquisition of Clean Water, we acquired a license to a technology related to the removal of arsenic from water
                 ("arsenic technology"). We have sublicensed this arsenic
                 technology to International Water Purification Technologies,
                 LLC. Patent approval for the arsenic technology was received on
                 March 28, 2000 from the U.S. Patent Office.

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
                 We have no customers.

         (7)     Intellectual Property.
                 Through our acquisition of Clean Water, we acquired an
                 exclusive license for a process to remove arsenic from
                 drinking water. More specifically, the technology is a method of removing arsenic species from an aqueous liquid using
                 modified zeolite materials. This agreement is for a period of the longer of twenty years or the patent expiration. Although we are the exclusive licensee of this the owners of the
                 technology are permitted by the agreement to infringe upon our exclusive rights in the case of our insolvency, bankruptcy, dissolution, breach or similar occurrence. In addition, we are required to carry product liability insurance coverage in an amount sufficient to cover claims arising from the use of the
                 Clean Water technology.

                 In consideration for this exclusive license, Clean Water paid eight-hundred ninety three thousand (893,000) shares of their common stock as the initial license fee for this technology.
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

Item 3. Description of Property.

Our offices are located at 2716 St. Andrews Blvd. Suite 200 Tarpon Springs, Fl.
34688. The space is owned by the Scalas. Clean Water pays $500/month under an informal rental agreement. We do not own any significant real or personal property.

Item 4. Security Ownership of Certain Beneficial Owners and Management.

(a)      Security Ownership of Certain Beneficial
Owners

Title of    Name & Address of          Amount & Nature       Percent
Class       Beneficial Owner               of Ownership          of Class
--------------------------------------------------------------------------------

Common      Howard A. & Laurie C. Scala    3,517,800 Joint Tenancy       48.7%
            2716 St. Andrews Blvd.
            Suite 200
            Tarpon Springs, FL 34688

Common      Howard A. Scala / IRA              8,330 Direct              .001%
            2716 St. Andrews Blvd.
            Suite 200
            Tarpon Springs, FL 34688

Common      Howard A. Scala                    6,000 Direct              .001%
            c/f Matthew G. Scala
            2716 St. Andrews Blvd.
            Suite 200
            Tarpon Springs, FL 34688

Common      Utek Corporation                 980,778 Direct             13.6%
            202 South Wheeler Street
            Plant City, Florida 33566

(b)      Security Ownership of Management

Title of    Name & Address of              Amount & Nature           Percent
Class       Beneficial Owner                   of Ownership              of Class
--------------------------------------------------------------------------------

Common      Howard A. & Laurie C. Scala    3,517,800 Joint Tenancy      48.7%
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
TOTAL       Howard A. & Laurie C. Scala    3,532,130 shares            48.9%

(c)      Changes in Control.
         There are currently no arrangements which may result in a change of control of the Company.

Item 5. Directors and Executive Officers, Promoters and Control Persons.

(a)      Officers and Directors.
         The following chart sets forth information on our officers and directors:

Name               Age  Title(s)                       Term of Office
--------------------------------------------------------------------------------
Laurie C. Scala    49   President,Secretary/Treasurer,
                        & Director                      July 1, 1998 to present
Howard A.Scala     51   Vice President & Director       July 1, 1998 to present

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

(b       Identify Significant Employees.
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

Item 6. Executive Compensation.

------------------ ------ ------ ----- ------------ ------------- ----------- ------ ------
Name and Principal Year   Salary Bonus Other Annual Restricted     Securities  LTIP   Other
Position                    ($)   ($)  Compensation Stock Award(s) Underlying  Payouts ($)
                                            ($)         ($)        Options (#)  ($)
------------------ ------ ------ ----- ------------ ------------- ----------- ------ ------
Laurie & Howard
Scala,              1996      0     0          0           0             0        0      0
President & Vice    1997      0     0          0           0             0        0      0
President           1998      0     0          0    $187,500             0        0      0
respectively        1999      0     0          0    $234,375             0        0      0
                    2000      0     0          0           0             0        0      0
                    2001      0     0          0    $200,000             0        0      0
                    2002      0     0          0     $75,000             0        0      0
----------------- ------- ------ ----- ------------ ------------- ----------- ------ ------

Item 7. Certain Relationships and Related Transactions.

There have been no transactions during the last two years, or proposed transactions, to which we were or are a party, in which any of our directors, executive officers, nominees for such positions, security holders or the families of such people had a material interest. We are not a subsidiary of any other company.

Item 8. Description of Securities.

Common Stock.
In General. We are authorized to issue 50,000,000 shares of common stock with a par value of $0.001 each, of which 7,217,855 common shares were outstanding as of June 27, 2003. All of the issued and outstanding common stock is fully paid and non-assessable.

Voting. Each share of our common stock entitles the holder thereof to one vote per share in the election of directors and in all other matters upon which stockholders are entitled to vote. The holders of shares of common stock do not have cumulative voting rights, which means that the

holders of more than 50% of the outstanding shares voting for the election of directors can elect all of the directors to be elected, if they so choose. In such event, the holders of the remaining shares will not be able to elect any of our directors. As of the date of this registration statement, Howard and Laurie
Scala are the beneficial owners of 3,532,130 voting shares or approximately
48.9% of our outstanding voting stock.

Dividends. Each share of common stock entitles the holder thereof to receive cash dividends as the Board of Directors may declare from funds legally available therefor. However, we have only declared one dividend to date and do not intend to declare any dividend on our common stock in the foreseeable future.

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

Item 9. Management's Discussion and Analysis

The company has generated revenues of $11,000 in the last two fiscal years. In the past year, we experienced a loss of $87,491. Management cannot say with certainty when significant revenue will be received from the company's business.

We are dependent on financial support from the management of the company to meet our cash requirements. While the company hopes to raise money through the sale of securities in a public or private offering during the next fiscal year, there is no guarantee that we will do so.

After acquiring Clean Water Technologies, we signed an agreement with Element
33, LLC to act as our exclusive sublicensee. We subsequently signed a new exclusive agreement with International Water Purification Technologies, LLC
("IWPT"). Pursuant to the contract, the company is entitled to a royalty of 5%
of the gross revenue transacted by IWPT along with a minimum royalty payment of at least $7200, up to a maximum of $10,368. IWPT has ambitious plans to exploit our arsenic technology and is in the process of going public to raise money to support their marketing effort. Our initial royalties commenced with a $5,000 payment in January, 2002.

We signed a letter of intent to acquire Zorax, Inc. on May 1, 2000. After performing due diligence on the company, we agreed to issue 600,000 shares of restricted common stock to acquire Zorax, on September 21, 2000. We continue to explore the acquisition of environmentally friendly technologies.

                                     PART II

Item 1.  Market Price of and Dividends on the Registrant's Common Equity and
         Related Stockholder Matters.

(a)      Market information.
         Our common stock is traded on the Over the Counter Bulletin
         Board ("OTCBB") under the symbol CWTI. The following bid quotations have been reported for the period beginning January 1, 2001 and ended
         June 30, 2003:

                                                         Bid Quotations
                                                         --------------
         Period                                       High             Low
         ------                                       ----             ----

         Quarter Ended:
         March 31, 2001                            $1 5/16            $7/16
         June 30, 2001                              $1 3/4             $3/8

         September 30,2001                             .71              .43
         December 31,2001                              .58              .31
         March 31,2002                                 .55              .38
         June 30,2002                                  .45              .08
         September 30, 2002                            .26              .05
         December 31, 2002                             .30              .06
         March 31, 2003                                .15              .07
         June 30, 2003                                 .10              .08

         Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission. Such quotes are not necessarily representative of actual transactions or of the value of our securities, and are in all likelihood not based upon any recognized criteria of securities valuation as used in the investment banking community.

         The Company has been advised that approximately eight member firms of the NASD are currently acting as market makers for the common stock.
         There is no assurance that an active trading market will develop which will provide liquidity for the Company's existing shareholders or for persons who may acquire common stock through the exercise of warrants.

(b)      Holders.
         As of June 27, 2003, there were approximately 1,192 holders of record of our 7,217,855 shares of common stock outstanding. Of these shares, 4,917,479 are restricted securities within the meaning of Rule
         144(a)(3) promulgated under the Securities Act of 1933, as amended, because such shares were issued and sold by the Company in private transactions not involving a public offering. Certain of the shares of common stock are held in "street" name and may, therefore, be held by several beneficial owners. Our transfer agent is Fidelity Transfer
         Company located at 1800 South West Temple, Suite 301, Box 53, Salt Lake
         City, UT 84115.

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

Item 2. Legal Proceedings.

The Company is not the subject of any legal proceedings at this time.

Item 3. Changes in and Disagreements with Accountants.

In September, 2002, we retained our current accountants, Baumann, Raymondo &
Company PA. Our previous accountants, Acquavella, Chiarelli, Shuster &
Company, resigned from the position in the same month.

The change was not due to any unfavorable report or disagreement. We believe that since our new accounting firm is local, we will receive better service.

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
Securities Act of 1933.

On March 2, 1998, we issued 3,000 shares of our common stock as an employee bonus. In addition, we issued 500,000 shares to Howard and Laurie Scala as compensation for services.

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
1933.

On November 20, 2001, we issued 1,000,000 shares of our common stock as compensation for services rendered. This transaction was made in reliance on the exemption from registration requirements provided in section 4(2) of the
Securities Act of 1933.

On December 27, 2001, we issued 3,000 shares of our common stock as an employee bonus. This transaction was made in reliance on the exemption from the registration requirements provided in Section 4(2) of the Securities Act of
1933.

On December 19, 2002, we issued 1,500,000 shares of our common stock as compensation for services rendered. This transaction was made in reliance on the exemption from the registration requirements provided in Section 4(2) of the
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

                 CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

                                                                            Page

Independent Auditor's Report                                                 F-1

Consolidated Financial Statements:

  Notes to Financial Statements..........................................F-6-F-9

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
Clean Water Technologies, Inc. and Subsidiaries

We have audited the balance sheet of Clean Water Technologies, Inc. and
Subsidiaries as of June 27, 2003, and the related statements of operations, stockholder's equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Clean Water Technologies, Inc. and
Subsidiaries as of June 28, 2002, were audited by other auditors whose report dated August 6, 2002, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2003 financial statements referred to above present fairly, in all material respects, the financial position of Clean Water Technologies,
Inc. and Subsidiaries as of June 27, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Baumann Raymondo & Company PA
September 15, 2003

                                      F-1

                  CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                  Fifty-two         Fifty-two
           ASSETS                                Weeks Ended       Weeks Ended
                                                June 27, 2003     June 28, 2002
                                                -------------     -------------
    Cash                                         $    6,068        $   10,616
    Deposits                                            925               925
    Property and equipment (net)                          -             3,158
    License agreement                                15,000            15,000
                                                -------------     -------------
                                                 $   21,993        $   29,699
                                                =============     =============

          LIABILITIES AND STOCKHOLDERS' EQUITY

    Due to officers                              $  17,760         $   15,000
    Accrued expenses and other liabilities               -              7,700
    Royalty fees payable                             3,600              3,875
                                                -------------     -------------
           Total liabilities                        21,360             26,575
                                                -------------     -------------
         STOCKHOLDERS' EQUITY

    Common stock - par value $.001
      Authorized 50,000,000 shares -
       issued and outstanding 7,217,855
       and  5,717,855 respectively                  63,043             61,543
    Additional paid in capital                     894,671            811,171
    Accumulated deficit                           (957,081)          (869,590)
                                                -------------     -------------
           Total stockholders' equity                  633              3,124
                                                -------------     -------------
                                                 $  21,993         $   29,699
                                                =============     =============

                       Read independent auditors' report.
   The accompanying notes are an integral part of these financial statements.
                                      F-2

                 CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                             Fifty-two              Fifty-two
                                            Weeks Ended            Weeks Ended
                                           June 27, 2003          June 28, 2002
                                          ---------------       ---------------
Revenue                                    $     6,000           $     5,000
                                          ---------------       ---------------
Operating Expenses:

    Accounting and legal                         1,250                13,428
    Royalty fees                                 6,225                 6,125
    Consulting fees                              1,122                 6,354
    Rent                                         6,000                 1,500
    Depreciation                                 3,158                 3,160
    Telephone and utilities                      1,032                 1,973
    Taxes, licenses and filing fees               (296)                4,092
    Salaries expense                            75,000                     -
                                          ---------------       ---------------
    Total operating expenses                    93,491                35,132
                                          ---------------       ---------------

    Net income (loss)                      $   (87,491)          $   (30,132)
                                          ===============       ===============
    Net income (loss) per common share
    basic and fully diluted                $      (.01)                  nil
                                          ===============       ===============

    Weighted average number of shares

    Basic                                    6,601,188             5,327,491
                                          ===============       ===============
    Fully diluted                            6,601,188             5,327,491
                                          ===============       ===============

                       Read independent auditors' report.
   The accompanying notes are an integral part of these financial statements.
                                       F-3

                  CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

                                 C o m m o n   S t o c k
                                 -----------------------
                                                         Additional
                                 Number of      Par       Paid-In     Retained
                                  Shares       Value      Capital      Deficit
                               ------------ ---------- ------------ ------------

Balance - June 29, 2001         4,714,855   $  61,543  $   778,158   $ (839,458)

Issuance of additional shares   1,003,000          -        33,013           -

Net(loss)                              -           -            -       (30,132)
                               ------------ ---------- ------------ ------------
Balance - Balance June 28, 2002 5,717,855      61,543      811,171   $ (869,590)

Issuance of stock for services  1,500,000       1,500       73,500           -

Shareholder loan converted to
paid in capital                        -           -        10,000           -

Net(loss)                              -           -            -       (87,491)
                               ------------ ---------- ------------ ------------
Balance - June 27, 2003         7,217,855   $  63,043  $   894,671   $ (957,081)
                               ============ ========== ============ ============

                       Read independent auditors' report.
   The accompanying notes are an integral part of these financial statements.
                                       F-4

                  CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                    Fifty-two         Fifty-two
                                                   Weeks Ended       Weeks Ended
                                                  June 27,2003      June 28, 2002
                                                  -------------    -------------
Cash flows from operating activities:

    Net (loss)                                     $  (87,491)      $  (30,132)
    Adjustment to reconcile net loss to
      net cash (used) in operations:
      Issuance of stock for services                   75,000
         Depreciation and amortization                  3,158            3,160
    Decrease in accounts payable and
      accrued expenses                                 (4,940)          (6,000)
    Decrease in royalty fees payable                     (275)          (1,875)
                                                  -------------    -------------
Net cash (used)in operating activities                (15,548)         (34,847)
                                                  -------------    -------------
Cash flows provided by financing activities:

    Decrease in due to officer                         10,000           33,013
                                                  -------------    -------------
Net increase (decrease) in cash                        (4,548)          (1,834)

Cash - beginning                                       10,616           12,450
                                                  -------------    -------------
Cash - ending                                      $    6,068       $   10,616
                                                  =============    =============

                       Read independent auditors' report.
   The accompanying notes are an integral part of these financial statements.
                                       F-5

                  CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIES

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
the "Company").The Company is a publicly traded Company which trades under the symbol CWTI.

2.       Summary of Significant Accounting Policies:

a.     Principals of Consolidation:
-----------------------------------
The consolidated financial statements include the accounts of Clean Water
Technologies, Inc. and its wholly-owned subsidiaries of Clean Water
Technologies, and Zorax Inc. All significant intercompany transactions and balances have been eliminated.

b.     Property, Equipment, Depreciation and Amortization:
----------------------------------------------------------
Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line and declining balance method over the estimated useful lives of the assets.

c.    Income/(Loss) Per Common Share:
-------------------------------------
The income or loss per common share is based on the weighted average number of shares outstanding.

d.     Statement of Cash Flows:
-------------------------------
For purposes of the statement of cash flows, the Company considers all highly liquid accounts with a maturity of three months or less as cash equivalents.

e.     Concentrations of Credit Risk:
-------------------------------------
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

                     Read independent auditors' report.
                                       F-6

                  CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

2.    Summary of Significant Accounting Policies (Continued)

f.  Use of Estimates in Preparation of Financial Statements:
------------------------------------------------------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

g.   Advertising Costs:
-----------------------
The Company expenses the production costs of advertising the first time the advertising takes place.

3.    Income Taxes:

The Company records its federal and state tax liabilities in accordance with
Financial Accounting Standards Board Statement No. 109 "Accounting for Income
Taxes". Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of tax currently due and deferred taxes.
Deferred taxes are recorded for temporary differences in the recognition of income and expenses between tax and financial accounting, using current tax rates. Deferred assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.
For income tax reporting, the Company and its subsidiaries have net operating loss carry forwards, available to reduce future Federal income taxes. If not used, the carry forwards will expire as follows:

                         Year Ending                 Federal Net
                           In June                 Operating Loss
                        -------------             ----------------
                            2004                       183,000
                            2005                       160,000
                            2008                        33,713
                            2010                        13,569
                            2011                       121,290
                            2012                        24,259
                            2013                        22,798
                            2014                        12,591
                            2015                         7,212
                            2016                        87,491

                                                  ----------------
                                                     $ 665,923
                                                  ================

                       Read independent auditors' report.
                                       F-7

                  CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

4.    Business Combinations:

      On June 30, 1999, Clean Water Technologies, Inc. & Subsidiaries, a
      Delaware Corporation entered into a merger agreement with Clean Water
      Technologies, Inc., (CWT) a Florida Corporation. The merger was accounted for by the pooling of interests method, where all of the shares of outstanding common stock was exchanged for 893,000 shares of common stock of Clean Water Technologies, Inc. & Subsidiaries. CWT had
      no assets, liabilities or income of any kind, character or description at the time of the merger, and accordingly there was no effect on the revenues and earnings reported. CWT holds a license for a technology developed at USF (University of South Florida) to remove arsenic from drinking water. In October 1999 the Company granted GSA Resources,
      Inc. an exclusive sublicense to use and market the technology to remove arsenic from drinking water. This license was subsequently transferred to
      International Water Purification Technologies, LLC (IWPT) in July 2003.

      Minimum royalty payments under this agreement are as follows:

                            2003                             $7,200
                            2004                              8,640
                            2005 (and until termination)     10,368

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
      The Company acquired Zorax, Inc. by way of tax free merger whereby the
      Company issued 600,000 shares of its common stock in exchange for all outstanding shares of Zorax, Inc.

      As a result of the merger the Company acquired the license agreement which had a book value of $15,000.

      The Company shall pay to Johns Hopkins University earned royalties of two and one half percent (2.5%) of net sales annually payable on a quarterly basis until March 30, 2017.

      Minimum royalty payments under this agreement are as follows:

                     March 30, 2004                             4,000
                               2005                             4,500
                               2006 (and until termination)     5,000

                       Read independent auditors' report.
                                       F-8

                  CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

5.       Related Party Transactions:

         The Company rents office space from the officers of the Company under an informal lease agreement that requires monthly rent of
         $500. The Company incurred rent expense of $6,000 for the year ended June 27, 2003.

         The Company issued 1,500,000 shares of its $.001 par value common stock to the officers of the Company for services rendered in fiscal 2003. The value of the management services rendered was estimated at $75,000.

         The Company is indebted to the officers in the amount of $17,760 at June 27,2003. The indebtedness is not evidenced by a formal promissory note.

                       Read independent auditors' report.
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

32                      Certification

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
Date: September 22, 2003

                                       17