Form 10QSB
period 2003-09-26
CLEAN WATER TECHNOLOGIES INC
filed 2003-11-10
CIK 1096187

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 1O-QSB
                    FOR THE QUARTER ENDED September 26, 2003
                          COMMISSION FILE No. 000-27629

                  Clean Water Technologies Inc. & Subsidiaries
                 (Name of Small Business Issuer in its charter)

                                    Delaware
           (State or other jurisdiction of incorporation organization)

                                   23-2426437
                      (I.R.S. Employer Identification No.)

      2716 St. Andrews Boulevard, Suite 200, Tarpon Springs, Florida, 34688
               (Address of principal executive offices) (Zip Code)

                                 (727) 942-8938
                           (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section
13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes [x] No []

As of September 26, 2003 the registrant had one class of common stock, of which
7,217,855 shares were outstanding.

                  CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

                                                                            Page
  Consolidated Financial Statements:

    Notes to Financial Statements........................................  5 - 9

The accompanying unaudited financial statements of Clean Water Technologies and
Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of
Regulation S-X. All adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations, have been included. Operating results for the thirteen week period ended September 26,2003 are not necessarily indicative of the results that may be expected for the year ending June 25, 2004.

                  CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                  ASSETS
                                      Fifty-two         Thirteen
                                     Weeks Ended       Weeks Ended
                                    June 27,2003     September 26,2003
                                    -------------     -------------
    Cash                               $    6,068        $    5,531
    Deposits                                  925               925
    License agreement                      15,000            15,000
                                    -------------     -------------
  Total assets                         $   21,993        $   21,456
                                    =============     =============

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

    Due to officer                     $   17,760        $   21,847
    Royalty fees payable                    3,600             1,118
                                    -------------     -------------
           Total liabilities               21,360            22,965
                                    -------------     -------------
Stockholders' equity (deficit)
    Common stock - par value $.001
      Authorized 50,000,000 shares -
       issued and outstanding 7,217,855
       and  7,217,855 respectively         63,043            63,043
    Additional paid in capital            894,671           909,671
    Accumulated deficit                  (957,081)         (974,223)
                                      -------------     -------------
  Total stockholders' equity (deficit)        633            (1,509)
                                      -------------     -------------
                                       $   21,993        $   21,456
                                      =============     =============

                        See notes to financial statements

                  CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                       Thirteen           Thirteen
                                     Weeks Ended         Weeks Ended
                                 September 26, 2003    September27,2002
                                  ---------------       ---------------
Revenue                           $       -0-           $        -0-
                                  ---------------       ---------------
Operating Expenses:

    Accounting and legal                     -                   252
    Patent fees                            338                     -
    Rent                                 1,500                 1,500
    Depreciation/amortization                -                   790
    Telephone and utilities                199                   223
    Taxes, licenses and filing fees        105                   483
    Salaries expense                    15,000                23,500
                                  ---------------       ---------------
Total operating expenses                17,142                 26,748
                                  ---------------       ---------------
Net income (loss)                 $    (17,142)         $     (26,748)
                                  ===============       ===============

Net income (loss) per common share
basic and fully diluted                    nil                   nil
                                   ==============       ===============

                       See notes to financial statements.

                  CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIES

            CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)

                    C o m m o n   S t o c k
                    -----------------------
                                           Additional
                    Number of      Par       Paid-In
                    Shares       Value      Capital      Deficit
                  ------------ ---------- ------------ ------------
Balance            7,217,855    $ 63,043   $   894,671  $ (957,081)
June 28 ,2003

Donated services
  by officers             -           -        15,000           -

Net income (loss)         -           -            -       (17,142)
                  ------------ ---------- ------------ ------------
Balance
September 26, 2003 7,217,855    $ 63,043   $   909,671  $ (974,223)
                  ============ ========== ============ ============

Balance
June 28, 2002      5,717,855    $ 61,543   $   811,171  $ (869,590)

Net income (loss)         -           -            -       (26,748)
                   ----------- ---------- ------------ ------------
Balance
September 27, 2002 5,717,855    $ 61,543   $   811,171  $ (896,338)
                   =========== ========== ============ ============

                       See notes to financial statements.

                  CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                         Thirteen        Thirteen
                                       Weeks Ended      Weeks Ended
                                   September 26,2003 September 27, 2002
                                      -------------    -------------
Cash flows from operating activities:

Net income/(loss)                        $  (17,142)      $  (26,748)
    Adjustment to reconcile net loss to
      net cash used in operations:
Donated services                             15,000                -
Depreciation and amortization                     -              790
    Increase (decrease) in accounts payable       -           25,720
    Decrease in royalty fees payable         (2,482)               -
                                        -------------    -------------
Net cash (used) by operating activities      (4,624)            (238)
                                        -------------    -------------

Cash flows provided by financing activities:

   Increase in due to officer                 4,087                -
                                        -------------    -------------

Net increase (decrease) in cash                (537)           (238)

Cash - beginning                              6,068           10,616
                                        -------------    -------------
Cash - ending                            $    5,531       $   10,378
                                        =============    =============

                       See notes to financial statements.

                  CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

1.       Organization and Nature of Business:
Escalator, Inc. was incorporated under the General Corporation laws of the state of Delaware on April 17, 1986. On April 22, 1998, a certificate of amendment was filed to change the name of the Company to Nu Electric Corporation. On April 2,
2002 the Company filed for another amendment to change its name to Clean Water
Technologies, Inc. (the "Company"). The Company is a publicly traded Company which trades under the symbol CWTI.

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

                  CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

3.    Income Taxes (continued):

                   Year Ending                                   Federal Net
                     In June                                   Operating Loss
                  -------------                               ----------------
                       2004                                       $ 183,000
                       2005                                         160,000
                       2008                                          33,713
                       2010                                          13,569
                       2011                                         121,290
                       2012                                          24,259
                       2013                                          22,798
                       2014                                          12,591
                       2015                                           7,212
                       2016                                          87,491
                                                               ---------------
                                                                  $ 665,923
                                                               ===============

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

                  CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

4.    Business Combinations (Continued):

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

        Minimum royalty payments under this agreement are as follows:

                       March 30, 2004                                   $ 4,000
                                 2005                                     4,500
                                 2006 (and until termination)             5,000

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

                                        9

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of
1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Clean Water Technologies, Inc. & Subsidiaries

                                           /s/ Laurie C. Scala
                                           ---------------------------
                                           By: Laurie C. Scala
Date: November 7, 2003