Form 10QSB
period 2003-12-26
CLEAN WATER TECHNOLOGIES INC
filed 2004-02-06
CIK 1096187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 1O-QSB

FOR THE QUARTER ENDED DECEMBER 26, 2003

COMMISSION FILE No. 000-27629

Clean Water Technologies Inc. & Subsidiaries
(Name of Small Business Issuer in its charter)

Delaware
(State or other jurisdiction of incorporation organization)

23-2426437
(I.R.S. Employer Identification No.)

2716 St. Andrews Boulevard, Suite 200, Tarpon Springs, Florida, 34688
(Address of principal executive offices) (Zip Code)

(727) 942-8938
(Issuer’s telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes [x] No []

As of December 26, 2003 the registrant had one class of common stock, of which 7,217,855 shares were outstanding.

CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

TABLE OF CONTENTS

Consolidated Financial Statements: Balance Sheets Statements of Operations Statements of Stockholder's Equity (Deficit) Statements of Cash Flows Notes to Financial Statements	Page 1 2 3 4 5 - 8

The accompanying unaudited financial statements of Clean Water Technologies and Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. All adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations, have been included. Operating results for the thirteen week period ended December 26,2003 are not necessarily indicative of the results that may be expected for the year ending June 25, 2004.

CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	Fifty-two Weeks Ended June 27,2003	Twenty-six Weeks Ended December 26,2003
Cash	$6,068	$5,324
Deposits	925	925
License agreement	15,000	15,000

Total assets	$21,993	$21,249

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Due to officer	$17,760	$25,578
Royalty fees payable	3,600	403

Total liabilities	21,360	25,981

Stockholders' equity (deficit)
Common stock - par value $.001
Authorized 50,000,000 shares -
issued and outstanding 7,217,855
and 7,217,855 respectively	63,043	63,043
Additional paid in capital	894,671	924,671
Accumulated deficit	(957,081)	(992,446)

Total stockholders' equity (deficit)	633	(4,732)

	$21,993	$21,249

See notes to financial statements

CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	Thirteen Weeks Ended December 27, 2002	Thirteen Weeks Ended December 26, 2003	Twenty six Weeks Ended December 27, 2002	Twenty six Weeks Ended December 28, 2003
Revenue	$-0-	$-0-	$-0-	$-0-

Operating Expenses:
Accounting and legal	4,670	112	4,922	112
Royalty fees	2,125	--	2,125	--
Rent	1,500	1,500	3,000	3,000
Patent fees	--	--	--	338
Depreciation/amortization	790	--	1,580	--
Telephone and utilities	309	207	532	406
Taxes, licenses and filing fees	400	1,403	883	1,509
Salaries expense	14,000	15,000	37,500	30,000

Total operating expenses	23,794	18,222	50,542	35,365

Net income (loss)	$(23,794)	$(18,222)	$(50,542)	$(35,365)

Net (loss) per common share
basic and fully diluted	nil	nil	nil	nil

See notes to financial statements.

CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT)

	Thirteen Weeks Ended December 27, 2002	Thirteen Weeks Ended December 26, 2003	Twenty six Weeks Ende d December 27, 2002	Twenty six Weeks Ended December 28, 2003
Common stock, paid in capital and deferred compensation
Balance, beginning of period	$872,714	$972,714	$872,714	$957,714
Stock issued for services	37,500	--	37,500	--
Donated services of officers	--	15,000	--	30,000

Balance, end of period	$910,214	$987,714	$910,214	$987,714

Retained (deficit)
Balance, beginning of period	$(896,338)	$(974,224)	$(869,590)	$(957,081)
Net loss	(23,794)	(18,222)	(50,542)	(35,365)

Balance,end of period	$(920,132)	$(992,446)	$(920,132)	$(992,446)

See notes to financial statements.

CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Twenty six Weeks Ended December 27,2002	Twenty six Weeks Ended December 26, 2003
Cash flows from operating activities:
Net(loss)	$(50,542)	$(35,365)
Adjustment to reconcile net loss to
net cash used in operations:
Deferred stock compensation	37,500	--
Donated services	--	30,000
Depreciation and amortization	1,580	--
Increase (decrease) in accounts payable	3,000	--
Decrease in royalty fees payable	(3,875)	(3,197)

Net cash (used) by operating activities	(12,337)	(8,562)

Cash flows provided by financing activities:
Increase in due to officer	5,790	7,818

Net increase (decrease) in cash	(6,547)	(744)
Cash - beginning	10,616	6,068

Cash - ending	$4,069	$5,324

See notes to financial statements.

CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

    1.        Organization and Nature of Business:

Escalator, Inc. was incorporated under the General Corporation laws of the state of Delaware on April 17, 1986. On April 22, 1998, a certificate of amendment was filed to change the name of the Company to Nu Electric Corporation. On April 2, 2002 the Company filed for another amendment to change its name to Clean Water Technologies, Inc. (the “Company”). The Company is a publicly traded Company which trades under the symbol CWTI.

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

    e.        Concentrations of Credit Risk:

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company places its temporary cash investments with a quality, high credit financial institution. At times, such investments, along with the Company’s cash balances with this institution, exceeded the current insured amount under the Federal Deposit Insurance Corporation.

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

    3.        Income Taxes:

The Company records its federal and state tax liabilities in accordance with Financial Accounting Standards Board Statement No. 109 “Accounting for Income Taxes”. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of tax currently due and deferred taxes. Deferred taxes are recorded for temporary differences in the recognition of income and expenses between tax and financial accounting, using current tax rates. Deferred assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. For income tax reporting, the Company and its subsidiaries have net operating loss carry forwards, available to reduce future Federal income taxes. If not used, the carry forwards will expire as follows:

Year Ending In June	Federal Net Operating Loss
2004	183,000
2005	160,000
2008	33,713
2010	13,569
2011	121,290
2012	24,259
2013	22,798
2014	12,591
2015	7,212
2016	87,491

665,923

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

Minimum royalty payments under this agreement are as follows:

March 30, 2004	$4,000
2005	4,500
2006 (and until termination)	5,000

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

The Company is indebted to the officers in the amount of $25,578 at December 26,2003. The indebtedness is not evidenced by a formal promissory note.

    6.        Subsequent Event:

On January 30, 2004, CleanWater Technologies signed a letter of intent to merge with a well-positioned Chinese pharmaceutical company to enhance shareholder value. The letter of intent states that CWTI will spin-off the current operations of Clean Water Technologies into a separate company “with all the benefits of the spin-off going to the current and pre-merger shareholders of the company.” There is no guarantee that CWTI will consummate the merger.

          SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Clean Water Technologies, Inc. & Subsidiaries /s/ Laurie C. Scala By: Laurie C. Scala