Form 10QSB
period 2004-03-26
CLEAN WATER TECHNOLOGIES INC
filed 2004-05-07
CIK 1096187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 1O-QSB

FOR THE QUARTER ENDED MARCH 26,2004

COMMISSION FILE No. 000-27629

Clean Water Technologies Inc. & Subsidiaries
(Name of Small Business Issuer in its charter)

Delaware
(State or other jurisdiction of incorporation organization)

23-2426437
(I.R.S. Employer Identification No.)

2716 St. Andrews Boulevard, Suite 200, Tarpon Springs, Florida, 34688
(Address of principal executive offices) (Zip Code)

(727) 942-8938
(Issuer’s telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes [x] No []

As of March 26, 2004 the registrant had one class of common stock, of which 7,217,855 shares were outstanding.

CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Clean Water Technologies and Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. All adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations, have been included. Operating results for the thirteen week period ended March 26,2004 are not necessarily indicative of the results that may be expected for the year ending June 25, 2004.

CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

          ASSETS

	Fifty-two Weeks Ended June 27,2003	Thirty Nine Weeks Ended March 26,2004
Cash	$6,068	$12,321
Deposits	925	925
License agreement	15,000	15,000

Total assets	$21,993	$28,246

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Due to officer	$17,760	$29,065
Royalty fees payable	3,600	--

Total liabilities	21,360	29,065

Stockholders' equity (deficit)
Common stock - par value $.001
Authorized 50,000,000 shares -
issued and outstanding 7,217,855
and 7,217,855 respectively	63,043	63,043
Additional paid in capital	894,671	939,671
Accumulated deficit	(957,081)	(1,003,533)

Total stockholders' equity (deficit)	633	(819)

	$21,993	$28,246

See notes to financial statements

CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	Thirteen Weeks Ended March 28, 2003	Thirteen Weeks Ended March 26, 2004	Thirty nine Weeks Ended March 28, 2003	Thirty nine Weeks Ended March 26, 2004
Revenue	$6,000	$7,200	$6,000	$7,200

Operating Expenses:
Accounting and legal	--	--	4,922	--
Royalty fees	3,500	1,166	5,625	1,166
Rent	1,500	1,500	4,500	4,500
Patent fees	--	--	--	338
Depreciation/amortization	790	--	2,370	--
Telephone and utilities	245	206	777	609
Taxes, licenses and filing fees	--	419	883	2,039
Salaries expense	18,750	15,000	56,250	45,000

Total operating expenses	24,785	18,291	75,327	53,652

Net income (loss)	$(18,785)	$(11,091)	$(69,327)	$(46,452)

Net (loss) per common share
basic and fully diluted	nil	nil	nil	nil

        See notes to financial statements.

CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT)

	Thirteen Weeks Ended March 28, 2003	Thirteen Weeks Ended March 26, 2004	Thirty nine Weeks Ended March 28, 2003	Thirty nine Weeks Ended March 26, 2004
Common stock, paid in capital and deferred compensation
Balance,beginning of period	$910,214	$987,714	$872,714	$957,714
Stock issued for services	18,750	--	56,250	--
Donated services of officers	--	15,000	--	45,000

Balance,end of period	$928,964	$1,002,714	$928,964	$1,002,714

Retained (deficit)
Balance,beginning of period	$(920,132)	$(992,442)	$(869,590)	$(957,081)
Net loss	(18,785)	(11,091)	(69,327)	(46,452)

Balance,end of period	$(938,917)	$(1,003,533)	$(938,917)	$(1,003,533)

        See notes to financial statements.

CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Thirty nine Weeks Ended March 28,2003	Thirty nine Weeks Ended March 26,2004
Cash flows from operating activities:
Net(loss)	$(69,327)	$(46,452)
Adjustment to reconcile net loss to
net cash used in operations:
Deferred stock compensation	57,750	--
Donated services	--	45,000
Depreciation and amortization	2,370	--
Increase (decrease) in accounts payable	3,000	--
Decrease in royalty fees payable	(3,875)	(3,600)

Net cash (used) by operating activities	(10,082)	(5,052)

Cash flows provided by financing activities:
Increase in due to officer	5,790	11,305

Net increase (decrease) in cash	(4,292)	6,253
Cash - beginning	10,616	6,068

Cash - ending	$6,324	$12,321

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

CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIESNOTES
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

Year Ending In June	Federal Net Operating Loss
2004	183,000
2005	160,000
2008	33,713
2010	13,569
2011	121,290
2012	24,259
2013	22,798
2014	22,798
2015	7,212
2016	87,491
$ 665,923

CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIESNOTES
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

CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIESNOTES
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

The Company is indebted to the officers in the amount of $29,065 at March 26,2004. The indebtedness is not evidenced by a formal promissory note.

    6.        Subsequent Event:

On January 30, 2004, CleanWater Technologies signed a letter of intent to merge with a well-positioned Chinese pharmaceutical company to enhance shareholder value. The letter of intent states that CWTI will spin-off the current operations of Clean Water Technologies into a separate company “with all the benefits of the spin-off going to the current and pre-merger shareholders of the Company.” There is no guarantee that CWTI will consummate the merger. At May 7, 2004 the Company was still in negotiations.

      SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                         Clean Water Technologies, Inc.& Subsidiaries

                                                                                                         /s/ Laurie C. Scala
                                                                                                         By: Laurie C. Scala