Form 10KSB
period 2004-06-25
CLEAN WATER TECHNOLOGIES INC
filed 2004-09-14
CIK 1096187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 1O-KSB

FOR THE YEAR ENDED JUNE 25, 2004

COMMISSION FILE No. 000-27629

Clean Water Technologies Inc. & Subsidiaries
(Name of Small Business Issuer in its charter)

Delaware
(State or other jurisdiction of incorporation organization)

23-2426437
(I.R.S. Employer Identification No.)

2716 St. Andrews Boulevard, Suite 200, Tarpon Springs, FL 34688
(Address of principal executive offices) (Zip Code)

(727) 942-8938
(Issuer’s telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

As of June 25, 2004 registrant had one class of common stock, of which 7,217,855 shares were outstanding.

THIS REGISTRATION STATEMENT CONTAINS CERTAIN FORWARD LOOKING STATEMENTS WITHINTHE MEANING OF THE PRIVATE SECURITIES REFORM ACT OF 1995. THE REGISTRANT INTENDS THAT SUCH FORWARD LOOKING STATEMENTS BE SUBJECT TO THE SAFE HARBORS CREATED THEREBY. THESE FORWARD LOOKING STATEMENTS INCLUDE STATEMENTS REGARDING (I) THE REGISTRANT’S RESEARCH AND DEVELOPMENT PLANS, MARKETING PLANS, CAPITAL AND OPERATIONS EXPENDITURES, AND RESULTS OF OPERATIONS; (II) POTENTIAL FINANCING ARRANGEMENTS; (III) POTENTIAL UTILITY AND ACCEPTANCE OF THE REGISTRANT’S EXISTING AND PROPOSED PRODUCTS; AND (IV) THE NEED FOR, AND AVAILABILITY OF, ADDITIONAL FINANCING.

THE FORWARD LOOKING STATEMENTS INCLUDED HEREIN ARE BASED ON CURRENT EXPECTATIONS AND INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. THESE FORWARD LOOKING STATEMENTS ARE BASED ON ASSUMPTIONS REGARDING THEREGISTRANT’S BUSINESS ANDTECHNOLOGY WHICH INVOLVE JUDGMENTS WITH RESPECT TO, AMONG OTHER THINGS, FUTURE SCIENTIFIC, ECONOMIC, REGULATORY AND COMPETITIVE CONDITIONS, AND FUTURE BUSINESS DECISIONS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MANY OF WHICH ARE BEYOND THE CONTROL OF THE REGISTRANT. ALTHOUGH THE REGISTRANT BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD LOOKING STATEMENTS ARE REASONABLE, ANY OF THE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD LOOKING STATEMENTS. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD LOOKING INFORMATION CONTAINED HEREIN, THE INCLUSION OF SUCH INFORMATION SHOULD NOT BE REGARDED AS ANY REPRESENTATION BY THE REGISTRANT OR ANY OTHER PERSON THAT THE OBJECTIVES OR PLANS OF THE REGISTRANT WILL BE ACHIEVED.

References in this registration statement to “We,” “Us,” or the “Company” refer to Clean Water Technologies,Inc., as well as their subsidiaries and predecessors.

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

On June 30, 1997, we transferred our holdings in Escalator Securities, to Escalator Investments, Inc. pursuant to the terms of an Agreement and Plan of Spinoff. The shareholders of Escalator, Inc. received all of the outstanding stock of Escalator Investments, Inc., and Escalator Securities, Inc., which then ceased being our wholly-owned subsidiaries.

On April 22, 1998, we changed our name to Nu Electric Corporation. On June 30, 1999, we acquired Clean Water Technologies, Inc. (hereinafter “Clean Water”), a Florida limited liability company, through an agreement and plan of merger whereby all of the outstanding and issued shares of Clean Water were exchanged for shares of Nu Electric. Pursuant to this agreement, we acquired all of the assets of the business of Clean Water. On September 21, 2000, we acquired Zorax, Inc. (hereinafter “Zorax”), a Florida corporation, through an agreement and plan of merger whereby all of the issued and outstanding shares of Zorax were exchanged for shares of Nu Electric. Pursuant to this agreement, we acquired all of the assets of Zorax.

On April 2, 2002, we changed our name to Clean Water Technologies, We have not been a party to any bankruptcy, receivership or similar proceeding. We have not been involved in any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

(b)     Business of Issuer.

    (1)           Principal products or services and their markets.

We currently have no products or services. We plan to focus our efforts on sub-licensing environmentally friendly technology developed by third parties. We received our first royalty payment on January 7, 2002.

We have sub-licensed our Clean Water technology to International Water PurificationTechnologies, LLC. We plan to sub-license our Zorax technology in the future.

We plan to obtain royalty fees on the use of the licensed technology. There can be no assurance that, if we obtain licenses to environmentally friendly technologies, we will be able to locate entities with the requisite knowledge and experience to arrange application of such technology. Further, thereis no guarantee that if located, we will be able to enter into licensing agreements with favorable terms, if at all. If we are unable to acquire rights to technology or sub-license such technology to qualified entities, if obtained, it may have a materially adverse effect on our business and operations.

In our acquisition of Clean Water, we acquired a license to a technology related to the removal of arsenic from water (“arsenic technology”). We have sublicensed this arsenic technology to International Water Purification Technologies, LLC. Patent approval for the arsenic technology was received on March 28, 2000 from the U.S. Patent Office.

In our acquistion of Zorax, we acquired a license to a technology related to the extraction of cryptosporidium and & giardia from water. We have not sub-licensed this technology. A patent has been applied for by the owner of the technology, Johns Hopkins University.

    (2)           Distribution methods of the products or services.

We have no products or services to be distributed. As of the date of this annual report, we have no plans for distribution of any products or services that we may develop in the future.

    (3)           Status of any publicly announced new product or service.

We currently have no new products or services that have been publicly announced.

(4)	Competitive business conditions and the small business issuer’s competitive position in the industry and methods of competition. In our search for technology and qualified parties to apply such technology, we will compete with entities having significantly greater financial and other resources than that of the company. There can be no assurance that we will be able to compete effectively with such entities. Further, we will compete with our own potential sub-licensees for the location and acquisition of environmentally friendly technologies. Our failure to effectively compete with such entities could have a materially adverse effect on our business and operations.

(5)	Sources and availability of raw materials and the names of principal suppliers. We have no arrangements for raw materials or suppliers.

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

In consideration for this exclusive license, Clean Water paid eight-hundred ninety three thousand (893,000) shares of their common stock as the initial license fee for this technology. Further, we must pay two percent (2%) of revenues earned from the use of this technology. This percentage is subject to the following minimum royalty schedule:

First 24 months	$ 0
End of year three	$ 5,000
End of year four	$ 6,000
End of year five	$ 7,200
End of year six	$ 8,640
End of year seven and each year thereafter	$10,368

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

Through our acquisition of Zorax, we acquired an exclusive license for a process to extract cryptosporidium and giardia from water. This agreement is for a period up to the patent expiration. In consideration for this license, Zorax paid an advance fee of $15,000, and agreed to pay royalties of two point five percent (2.5%) of revenues annually, subject to the following minimum royalty schedule:

3rd anniversary	$3,000
4th anniversary	$3,500
5th anniversary	$4,000
6th anniversary	$4,500
7th anniversary
and each anniversary
thereafter until the
end of patent life	$5,000

(8)	Need for any government approval of principal products or services. We are not in need of governmental approval, as we have no products or services.

(9)	Effect of existing or probable governmental regulations on the business. Although we have no operations which are currently affected by governmental regulation, we feel that the following may be of importance, if we attempt to utilize our license for the technology to remove arsenic from water.

Environmental Protection Agency (“EPA”) established the current maximum contaminant level (MCL) for arsenic, 50 micrograms per liter (ug/L) or parts per billion (ppb), in 1975. This drinking water standard is based on the standard set by the Public Health Service in 1943.

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

Item 4. Security Ownership of Certain Beneficial Owners and Management.

(a)     Security Ownership of Certain Beneficial Owners

Title of Class	Name & Address of Beneficial Owner	Amount & Nature of Ownership	Percent of Class
Common	Howard A. & Laurie C. Scala	3,517,800 Joint Tenancy	48.7%
	2716 St. Andrews Blvd.
	Suite 200
	Tarpon Springs, FL 34688
Common	Howard A. Scala / IRA	8,330 Direct	.001%
	2716 St. Andrews Blvd.
	Suite 200
	Tarpon Springs, FL 34688
Common	Howard A. Scala	6,000 Direct	.001%
	c/f Matthew G. Scala
	2716 St. Andrews Blvd.
	Suite 200
	Tarpon Springs, FL 34688
Common	Utek Corporation	960,779 Direct	13.3%
	202 South Wheeler Street
	Plant City, Florida 33566

(b)     Security Ownership of Management

Title of Class	Name & Address of Beneficial Owner	Amount & Nature of Ownership	Percent of Class
Common	Howard A. & Laurie C. Scala	3,517,800 Joint Tenancy	48.7%
	2716 St. Andrews Blvd.
	Suite 200
	Tarpon Springs, FL 34688
Common	Howard A. Scala / IRA	8,330 Direct	.001%
	2716 St. Andrews Blvd.
	Suite 200
	Tarpon Springs, FL 34688
Common	Howard A. Scala	6,000 Direct	.001%
	c/f Matthew G. Scala
	2716 St. Andrews Blvd.
	Suite 200
	Tarpon Springs, FL 34688

TOTAL	Howard A. & Laurie C. Scala	3,532,130 shares	48.9%

(c)     Changes in Control.

There are currently no arrangements which may result in a change of control of the Company.

Item 5. Directors and Executive Officers, Promoters and Control Persons.

(a)     Officers and Directors.

The following chart sets forth information on our officers and directors:

Name	Age	Title(s)	Term of Office
Laurie C. Scala	50	President,Secretary/Treasurer,	July 1, 1998 to present
		& Director
Howard A.Scala	52	Vice President & Director	July 1, 1998 to present

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

Item 6. Executive Compensation.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options (#)	LTIP Payouts ($)	Other ($)
Laurie & Howard Scala,	1996	0	0	0	0	0	0	0
President & Vice	1997	0	0	0	0	0	0	0
President	1998	0	0	0	$187,500	0	0	0
respectively	1999	0	0	0	$234,375	0	0	0
	2000	0	0	0	0	0	0	0
	2001	0	0	0	$200,000	0	0	0
	2002	0	0	0	$ 75,000	0	0	0
	2003	0	0	0	0	0	0	0

Item 7. Certain Relationships and Related Transactions.

There have been no transactions during the last two years, or proposed transactions, to which we were or are a party, in which any of our directors, executive officers, nominees for such positions, security holders or the families of such people had a material interest. We are not a subsidiary of any other company.

Item 8. Description of Securities.

Common Stock.

In General. We are authorized to issue 50,000,000 shares of common stock with a par value of $0.001 each, of which 7,217,855 common shares were outstanding as of June 25, 2004. All of the issued and outstanding common stock is fully paid and non-assessable.

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

Item 9. Management’s Discussion and Analysis

The company has generated revenues of $13,200 in the last two fiscal years. In the past year, we experienced a loss of $75,678. Management cannot say with certainty when significant revenue will be received from the company’s business.

We are dependent on financial support from the management of the company to meet our cash requirements. While the company hopes to raise money through the sale of securities in a public or private offering during the next fiscal year, there is no guarantee that we will do so.

After acquiring Clean Water Technologies, we signed an agreement with Element 33, LLC to act as our exclusive sublicensee. We subsequently signed a new exclusive agreement with International Water Purification Technologies, LLC (“IWPT”). Pursuant to the contract, the company is entitled to a royalty of 5% of the gross revenue transacted by IWPT along with a minimum royalty payment of at least $8,640, up to a maximum of $10,368. IWPT has ambitious plans to exploit our arsenic technology and is in the process of going public to raise money to support their marketing effort. Our initial royalties commenced with a $5,000 payment in January, 2002.

We signed a letter of intent to acquire Zorax, Inc. on May 1, 2000. After performing due diligence on the company, we agreed to issue 600,000 shares of restricted common stock to acquire Zorax, on September 21, 2000. We continue to explore the acquisition of environmentally friendly technologies.

We announced on August 18, 2004 that we signed an agreement with Hanover Financial Services of Boulder, Colorado. They were retained as Business Development Consultants to advise the company on potential acquisition opportunities and other related corporate activities.

PART II

Item 1. Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters.

(a)     Market information.

Our common stock is traded on the Over the Counter Bulletin Board (“OTCBB”) under the symbol CWTI. The following bid quotations have been reported for the period beginning January 1, 2002 and ended June 30, 2004:

	Bid Quotations
Period	High	Low
Quarter Ended:
March 31,2002	.55	.38
June 30,2002	.45	.08
September 30, 2002	.26	.05
December 31, 2002	.30	.06
March 31, 2003	.15	.07
June 30, 2003	.10	.08
September 30, 2003	.35	.10
December 31, 2003	.26	.13
March 31, 2004	.46	.14
June 30, 2004	.31	.15

Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission. Such quotes are not necessarily representative of actual transactions or of the value of our securities, and are in all likelihood not based upon any recognized criteria of securities valuation as used in the investment banking community.

The Company has been advised that approximately eleven member firms of the NASD are currently acting as market makers for the common stock. There is no assurance that an active trading market will develop which will provide liquidity for the Company’s existing shareholders or for persons who may acquire common stock through the exercise of warrants.

(b)     Holders.

As of June 25, 2004, there were approximately 1,200 holders of record of our 7,217,855 shares of common stock outstanding. Of these shares, 4,835,302 are restricted securities within the meaning of Rule 144(a)(3) promulgated under the Securities Act of 1933, as amended, because such shares were issued and sold by the Company in private transactions not involving a public offering. Certain of the shares of common stock are held in “street” name and may, therefore, be held by several beneficial owners. Our transfer agent is Fidelity Transfer Company located at 1800 South West Temple, Suite 301, Box 53, Salt Lake City, UT 84115.

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

Item 5. Indemnification of Directors and Officers.

Our Amended and Restated Certificate of Incorporation eliminates the liability of our directors, officers, and trustees to the fullest extent permitted by Section 145 of the Delaware General Corporation Law (“DCGL”), as the same may be amended from time to time.

Section 145(a) of the DGCL provides that a Delaware corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the corporation) by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful.

Section 145(b) of the DGCL provides that a Delaware corporation may indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that such person acted in any of the capacities set forth above, against expenses (including attorneys’ fees) actually and reasonably incurred by him in connection with the defense or settlement of such action or suit if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation and except that no indemnification shall be made in respect of any claim, issue or matter as to which such person shall have been adjudged to be liable to the corporation unless and only to the extent that the Court of Chancery or the court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability but in view of all the circumstances of the case, such person is fairly and reasonably entitled to be indemnified for such expenses which the court shall deem proper.

Section 145 of the DGCL further provides that to the extent a director or officer of a corporation has been successful on the merits or otherwise in the defense of any action, suit or proceeding referred to in subsections (a) and (b) of Section 145, or in the defense of any claim, issue, or matter therein, he shall be indemnified against expenses (including attorneys’ fees) actually and reasonably incurred by him in connection therewith; that indemnification and advancement of expenses provided by, or granted pursuant to Section 145 shall not be deemed exclusive of any other rights to which those seeking indemnification or advancement of expenses may be entitled under any bylaw, agreement, vote of stockholders or disinterested directors or otherwise, both as to his official capacity and as to action in another capacity while holding such office; that indemnification and advancement of expenses provided by, or granted pursuant to, Section 145 shall, unless otherwise provided when authorized or ratified, continue as to a person who has ceased to be a director or officer and shall inure to the benefit of the heirs, executors and administrators of such a person; and that the corporation shall have the power to purchase and maintain insurance on behalf of any person who is or was a director or officer of the corporation against any liability asserted against him and incurred by him in any such capacity, or arising out of his status as such, whether or not the corporation would have the power to indemnify him against such liability under such Section 145.

CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

TABLE OF CONTENTS

Page
Independent Auditor's Report	F-1
Consolidated Financial Statements:
Balance Sheets	F-2
Statements of Operations	F-3
Statements of Stockholder's Equity	F-4
Statements of Cash Flows	F-5
Notes to Financial Statements	F-6-F-9

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders
Clean Water Technologies, Inc. and Subsidiaries

We have audited the balance sheet of Clean Water Technologies, Inc. and Subsidiaries as of June 27, 2003, and June 25, 2004 and the related statements of operations, stockholder’s equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clean Water Technologies, Inc. and Subsidiaries as of June 27, 2003 and June 25, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Baumann Raymondo & Company PA
September 2, 2004

CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	Fifty-two Weeks Ended June 27, 2003	Fifty-two Weeks Ended June 25, 2004
Cash	$6,068	$12,120
Deposits	925	925
License agreement	15,000	15,000

	$21,993	$28,045

LIABILITIES AND STOCKHOLDERS' EQUITY
Due to officers	$17,760	$25,620
Royalty fees payable	3,600	1,125

Total liabilities	21,360	26,745

STOCKHOLDERS' EQUITY
Common stock - par value $.001
Authorized 50,000,000 shares -
issued and outstanding 7,217,855	63,043	63,043
Additional paid in capital	894,671	971,016
Accumulated deficit	(957,081)	(1,032,759)

Total stockholders' equity	633	1,300

	$21,993	$28,045

Read independent auditors’ report.
The accompanying notes are an integral part of these financial statements.

CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	Fifty-two Weeks Ended June 27, 2003	Fifty-two Weeks Ended June 25, 2004
Revenue	$6,000	$7,200

Operating Expenses:
Accounting and legal	1,250	6,457
Royalty fees	6,225	6,292
Consulting fees	1,122	594
Rent	6,000	6,000
Depreciation	3,158	--
Telephone and utilities	1,032	809
Taxes, licenses and filing fees	(296)	2,726
Salaries expense	75,000	60,000

Total operating expenses	93,491	82,878

Net income (loss)	$(87,491)	$(75,678)

Net income (loss) per common share
basic and fully diluted	$(.01)	$(.01)

Weighted average number of shares
Basic	6,601,188	7,217,855

Fully diluted	6,601,188	7,217,855

Read independent auditors’ report.
The accompanying notes are an integral part of these financial statements.

CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY

	C o m m o n S t o c k
	Number of Shares	Par Value	Additional Paid-In Capital	Retained Deficit
Balance - June 28, 2002	5,717,855	$61,543	$811,171	$(869,590)
Issuance of stock for services	1,500,000	1,500	73,500	--
Shareholder loan converted to
paid in capital	--	--	10,000	--
Net(loss)	--	--	--	(87,491)

Balance - Balance June 27, 2003 7,217,855	63,043	894,671	$(957,081)
Officer donated services	--	--	60,000	--
Shareholder loan converted to
paid in capital	--	--	16,345	--
Net(loss)	--	--	--	(75,678)

Balance - June 25, 2004	7,217,855	$63,043	$971,016	$(957,081)

Read independent auditors’ report.
The accompanying notes are an integral part of these financial statements.

CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Fifty-two Weeks Ended June 27,2003	Fifty-two Weeks Ended June 25, 2004
Cash flows from operating activities:
Net (loss)	$(87,491)	$(75,678)
Adjustment to reconcile net loss to
net cash (used) in operations:
Officer donated services	--	60,000
Issuance of stock for services	75,000	--
Depreciation and amortization	3,158	--
Decrease in accounts payable and
accrued expenses	(4,940)	--
Decrease in royalty fees payable	(275)	(2,475)

Net cash (used)in operating activities	(14,548)	(18,153)

Cash flows provided by financing activities:
Increase in due to officer	10,000	24,205

Net increase (decrease) in cash	(4,548)	6,052
Cash - beginning	10,616	6,068

Cash - ending	$6,068	$12,120

Read independent auditors’ report.
The accompanying notes are an integral part of these financial statements.

CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

1.     Organization and Nature of Business:

Escalator, Inc. was incorporated under the General Corporation laws of the state of Delaware on April 17, 1986. On April 22, 1998, a certificate of amendment was filed to change the name of the Company to Nu Electric Corporation. On April 2, 2002 the Company filed for another amendment to change its name to Clean Water Technologies, Inc. (the “Company”).The Company is a publicly traded Company which trades under the symbol CWTI.

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

Read independent auditors’ report.

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

For income tax reporting, the Company and its subsidiaries have net operating loss carry forwards, available to reduce future Federal income taxes. If not used, the carry forwards will expire as follows:

Year Ending In June	Federal Net Operating Loss
2005	$160,000
2008	33,713
2010	13,569
2011	121,290
2012	24,259
2013	22,798
2014	12,591
2015	7,212
2016	87,491

$665,923

Read independent auditors’ report.

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

Minimum royalty payments under this agreement are as follows:

2004	$8,640
2005 (and until termination)	10,368

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

Minimum royalty payments under this agreement are as follows:

March 30, 2005	$4,500
2006 (and until termination)	5,000

Read independent auditors’ report.

CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

5.     Related Party Transactions:

The officers donated services to the Company in fiscal 2004. The services were valued at $75,000.

The Company rents office space from the officers of the Company under an informal lease agreement that requires monthly rent of $500. The Company incurred rent expense of $6,000 for the years ended June 27, 2003 and June 25, 2004.

The Company issued 1,500,000 shares of its $.001 par value common stock to the officers of the Company for services rendered in fiscal 2003. The value of the management services rendered was estimated at $75,000.

The Company is indebted to the officers in the amount of $17,760 at June 27,2003. The indebtedness is not evidenced by a formal promissory note.

Read independent auditors’ report.

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
By: Laurie C. Scala, President
Date: September 13, 2004