Form 10QSB
period 2004-09-24
CLEAN WATER TECHNOLOGIES INC
filed 2004-11-02
CIK 1096187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 1O-QSB

FOR THE QUARTER ENDED SEPTEMBER 24, 2004

COMMISSION FILE No. 000-27629

Clean Water Technologies Inc. & Subsidiaries
(Name of Small Business Issuer in its charter)

Delaware
(State or other jurisdiction of incorporation organization)

23-2426437
(I.R.S. Employer Identification No.)

2716 St. Andrews Boulevard, Suite 200, Tarpon Springs, FL 34688
(Address of principal executive offices) (Zip Code)

(727) 942-8938
(Issuer’s telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of October 26, 2004 registrant had one class of common stock, of which 7,217,855 shares were outstanding.

CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	Thirteen Weeks Ended September 24, 2004	Fifty-two Weeks Ended June 25, 2004
Cash	$12,053	$12,120
Deposits	925	925
License agreement	15,000	15,000

	$27,978	$28,045

LIABILITIES AND STOCKHOLDERS' EQUITY
Due to officers	$28,021	$25,621
Royalty fees payable	1,125	1,125

Total liabilities	29,146	26,746

STOCKHOLDERS' EQUITY
Common stock - par value $.001
Authorized 50,000,000 shares -
issued and outstanding 7,217,855	63,043	63,043
Additional paid in capital	986,016	971,016
Accumulated deficit	(1,050,227)	(1,032,760)

Total stockholders' equity	(1,168)	1,299

	$27,978	$28,045

Read independent auditors’ report.

The accompanying notes are an integral part of these financial statements.

CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	Thirteen Weeks Ended September 24, 2004		Thirteen Weeks Ended September 26, 2003
Revenue		$--		$--

Operating Expenses:
Patent fees		--		338
Accounting and legal		--		--
Rent		1,500		1,500
Telephone and
utilities		199		199
Taxes, licenses and filing fees		768		105
Salaries expense		15,000		15,000

Total operating expenses		17,467		17,142

Net income (loss)		$(17,467)		$(17,142)

Net income (loss) per common share
basic and fully diluted	$	nil	$	nil

Weighted average number of shares
Basic		7,217,855		7,217,855

Fully diluted		7,217,855		7,217,855

Read independent auditors’ report.

The accompanying notes are an integral part of these financial statements.

CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

	C o m m o n S t o c k		Additional
	Number of Shares	Par Value	Paid-In Capital	Retained Deficit
Balance June 27, 2003	7,217,855	$63,043	$894,671	$(957,081)
Officer donated services	--	--	15,000	--
Net(loss)	--	--	--	(17,142)

Balance September 26,2003	7,217,855	$63,043	$909,671	$(974,223)

Balance - June 25, 2004	7,217,855	$63,043	$971,016	$(1,032,760)
Officer donated services	--	--	15,000	--
Net(loss)	--	--	--	(17,467)

Balance September 24, 2004	7,217,855	$63,043	$986,016	$(1,050,227)

Read independent auditors’ report.

The accompanying notes are an integral part of these financial statements.

CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Thirteen Weeks Ended September 24, 2004	Thirteen Weeks Ended September 26, 2003
Cash flows from operating activities:
Net (loss)	$(17,467)	$(17,142)
Adjustment to reconcile net loss to
net cash (used) in operations:
Officer donated services	15,000	15,000
Decrease in royalty fees payable	--	(2,482)

Net cash (used)in operating activities	(2,467)	(4,624)

Cash flows provided by financing activities:
Increase in due to officer	2,400	4,087

Net increase (decrease) in cash	(67)	(537)
Cash - beginning	12,120	6,068

Cash - ending	$12,053	$5,531

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

e.     Concentrations of Credit Risk:

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The company places its temporary cash investments with a quality, high credit financial institution. At times, such investments, along with the Company’s cash balances with this institution, could potentially exceed the current insured amount under the Federal Deposit Insurance Corporation.

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

For income tax reporting, the Company and its subsidiaries have net operating loss carry forwards, available to reduce future Federal income taxes. If not used, the carry forwards will expire as follows:

Year Ending In June	Federal Net Operating Loss
2005	66,446
2006	16,281
2009	33,687
2011	13,568
2012	121,290
2018	24,798
2019	22,259
2020	12,591
2021	125,097
2022	30,132
2023	87,491

$553,640

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

CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

5.     Related Party Transactions:

        The officers donated services to the Company in fiscal 2004. The services were valued at $60,000.

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

The Company is indebted to the officers in the amount of $17,760 and $25,621 at June 27,2003 and June 25, 2004, respectively. The indebtedness is not evidenced by a formal promissory note.

Read independent auditors’ report.

CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

6. Management’s Discussion and Analysis

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

Read independent auditors’ report.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

November 2, 2004	Clean Water Technologies, Inc.& Subsidiaries /s/ Laurie C. Scala —————————————— By: Laurie C. Scala President