Form 10QSB
period 2004-12-24
CLEAN WATER TECHNOLOGIES INC
filed 2005-02-04
CIK 1096187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 1O-QSB
FOR THE QUARTER ENDED DECEMBER 24, 2004

COMMISSION FILE No. 000-27629

Clean Water Technologies Inc. & Subsidiaries
(Name of Small Business Issuer in its charter)

Delaware
(State or other jurisdiction of incorporation organization)

23-2426437
(I.R.S. Employer Identification No.)

2716 St. Andrews Boulevard, Suite 200, Tarpon Springs, Florida, 34688
(Address of principal executive offices) (Zip Code)

(727)942-8938
(Issuer’s telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes [x] No []

As of December 24, 2004 the registrant had one class of common stock, of which 7,217,855 shares were outstanding.

CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited financial statements of Clean Water Technologies and Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. All adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations, have been included. Operating results for the thirteen week period ended December 24,2004 are not necessarily indicative of the results that may be expected for the year ending June 24, 2005.

CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	Twenty-Six Weeks Ended December 24, 2004	Fifty-Two Weeks Ended June 25, 2004
Cash	$11,718	$12,120
Deposits	925	925
License agreement	15,000	15,000

	$27,643	$28,045

LIABILITIES AND STOCKHOLDERS' EQUITY
Due to officers	$24,993	$25,621
Royalty fees payable	1,125	1,125

Total liabilities	26,118	26,746

STOCKHOLDERS' EQUITY
Common stock - par value $.001
Authorized 50,000,000 shares -
issued and outstanding 7,217,855	63,043	63,043
Additional paid in capital	1,011,026	971,016
Accumulated deficit	(1,072,544)	(1,032,760)

Total stockholders' equity	1,525	1,299

	$27,643	$28,045

        The accompanying notes are an integral part of these financial statements.

CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	Thirteen Weeks Ended December 24, 2004	Thirteen Weeks Ended December 26, 2003	Twenty six Weeks Ended December 24, 2004	Twenty six Weeks Ended December 28, 2003
Revenue	$-0-	$-0-	$-0-	$-0-

Operating Expenses:
Accounting and legal	5,010	112	5,010	112
Rent	1,500	1,500	3,000	3,000
Patent fees	--	--	--	338
Telephone and utilities	203	207	402	406
Taxes, licenses and filing fees	604	1,403	1,372	1,509
Salaries expense	15,000	15,000	30,000	30,000

Total operating expenses	22,317	18,222	39,784	35,365

Net income (loss)	$(22,317)	$(18,222)	$(39,784)	$(35,365)

Net (loss) per common share
basic and fully diluted	nil	nil	nil	nil

Weighted average number of shares outstanding
Basic	7,217,855	7,217,855	7,217,855	7,217,855

Fully diluted	7,217,855	7,217,855	7,217,855	7,217,855

The accompanying notes are an integral part of these financial statements.

CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)

	Thirteen Weeks Ended December 24, 2004	Thirteen Weeks Ended December 26, 2003	Twenty six Weeks Ended December 24, 2004	Twenty six Weeks Ended December 26, 2003
Common stock, paid in capital and deferred compensation
Balance,beginning of period	$986,016	$972,714	$971,016	$957,714
Contributed capital	10,010	--	10,010	--
Donated services of officers	15,000	15,000	30,000	30,000

Balance,end of period	$1,011,026	$987,714	$1,011,026	$987,714

Retained (deficit)
Balance,beginning of period	$(1,050,227)	(974,224)	$(1,032,760)	$(957,081)
Net loss	(22,317)	(18,222)	(39,784)	(35,365)

Balance,end of period	$(1,072,544)	(992,446)	$(1,072,544)	$(992,446)

The accompanying notes are an integral part of these financial statements.

CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Twenty six Weeks Ended December 24,2004	Twenty six Weeks Ended December 26, 2003
Cash flows from operating activities:
Net(loss)	$(39,784)	$(35,365)
Adjustment to reconcile net loss to
net cash used in operations:
Donated services	30,000	30,000
Decrease in royalty fees payable	--	(3,197)

Net cash (used) by operating activities	(9,784)	(8,562)

Cash flows provided by financing activities:
Capital contribution	10,010	--
Increase (decrease)in due to officer	(628)	7,818

	9,382	7,818

Net increase (decrease) in cash	(402)	(744)
Cash - beginning	12,120	6,068

Cash - ending	$11,718	$5,324

The accompanying notes are an integral part of these financial statements.

CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

1.     Organization and Nature of Business:

Escalator, Inc. was incorporated under the General Corporation laws of the state of Delaware on April 17, 1986. On April 22, 1998, a certificate of amendment was filed to change the name of the Company to Nu Electric Corporation. On April 2, 2002 the Company filed for another amendment to change its name to Clean Water Technologies, Inc. the “Company”).The Company is a publicly traded Company which trades under the symbol CWTI.

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

        Minimum royalty payments under this agreement are as follows:

2004	$ 8,640
2005 (and until termination)	10,368

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

February 4, 2005	Clean Water Technologies, Inc.& Subsidiaries /s/ Laurie C. Scala —————————————— By: Laurie C. Scala President