Form 10QSB
period 2005-03-31
CLEAN WATER TECHNOLOGIES INC
filed 2005-05-13
CIK 1096187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 1O-QSB

FOR THE QUARTER ENDED MARCH 25, 2005

COMMISSION FILE No. 000-27629

Clean Water Technologies Inc. & Subsidiaries
(Name of Small Business Issuer in its charter)

Delaware
(State or other jurisdiction of incorporation organization)

23-2426437
(I.R.S. Employer Identification No.)

2716 St. Andrews Boulevard, Suite 200, Tarpon Springs, Florida, 34688
(Address of principal executive offices) (Zip Code)

(727) 942-8938
(Issuer’s telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

As of March 25, 2005 the registrant had one class of common stock, of which 7,217,855 shares were outstanding.

CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

TABLE OF CONTENTS

Page
Consolidated Financial Statements:
Balance Sheets	1
Statements of Operations	2
Statements of Stockholders' Equity (Deficit)	3
Statements of Cash Flows	4
Notes to Financial Statements	5-8

The accompanying unaudited financial statements of Clean Water Technologies and Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. All adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations, have been included. Operating results for the thirteen week and the thirty nine week period ended March 25, 2005 are not necessarily indicative of the results that may be expected for the year ending June 25, 2005.

CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Thirty-Nine Weeks Ended March 25, 2005	Fifty-two Weeks Ended June 25, 2004
ASSETS
Cash	$11,518	$12,120
Deposits	925	925
License agreement	--	15,000

Total assets	$12,443	$28,045

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Due to officers	$26,493	$25,621
Royalty fees payable	1,125	1,125

Total liabilities	27,618	26,746

Stockholders' equity (deficit)
Common stock - par value $.001
Authorized 50,000,000 shares -
issued and outstanding 7,217,855
and 7,217,855 respectively	63,043	63,043
Additional paid in capital	1,026,026	971,016
Accumulated deficit	(1,104,244)	(1,032,760)

Total stockholders' equity (deficit)	(15,175)	1,299

	$12,443	$28,045

See notes to financial statements.

CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	Thirteen Weeks Ended March 25, 2005	Thirteen Weeks Ended March 26, 2004	Thirty-nine Weeks Ended March 25, 2005	Thirty-nine Weeks Ended March 26, 2004
Revenue	$--	$7,200	$--	$7,200

Operating Expenses:
Accounting and legal	--	--	5,010	--
Royalty fees	--	1,166	--	1,166
Rent	1,500	1,500	4,500	4,500
Patent fees	--	--	--	338
Depreciation/amortization	--	--	--	--
Telephone and utilities	200	206	602	609
Taxes, licenses and filing fees	--	419	1,372	2,039
Salaries expense	15,000	15,000	45,000	45,000
Write off of license agreement	15,000	--	15,000	--

Total operating expenses	31,700	18,291	71,484	53,652

Net income (loss)	$(31,700)	$(11,091)	$(71,484)	(46,452)

Net (loss) per common share
basic and fully diluted	0	0	0	0

See notes to financial statements.

CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Thirteen Weeks Ended March 25, 2005	Thirteen Weeks Ended March 26, 2004	Thirty-nine Weeks Ended March 25, 2005	Thirty-nine Weeks Ended March 26, 2004
Common stock, paid in
capital and deferred
compensation
Balance,beginning of period	$1,011,026	$987,714	$971,016	$957,714
Stock issued for services	--	--	10,010	--
Donated services of officers	15,000	15,000	45,000	45,000

Balance,end of period	$1,026,026	$1,002,714	$1,026,026	$1,002,714

Retained (deficit)
Balance,beginning of period	$(1,072,544)	$(1,032,760)	$(992,442)	(957,081)
Net loss	(31,700)	(11,091)	(71,484)	(46,452)

Balance,end of period	$(1,104,244)	$(1,003,533)	$(1,104,244)	$(1,003,533)

See notes to financial statements.

CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Thirty nine Weeks Ended March 25,2005	Thirty nine Weeks Ended March 26,2004
Cash flows from operating activities:
Net(loss)	$(16,700)	$(46,452)
Adjustment to reconcile net loss to
net cash used in operations:
Donated services	15,000	45,000
Increase (decrease) in accounts payable	--	--
Decrease in royalty fees payable	--	(3,600)

Net cash (used) by operating activities	(1,700)	(5,052)

Cash flows provided by financing activities:
Increase in due to officer	1,500	11,305

Net increase (decrease) in cash	(200)	6,253
Cash - beginning	11,718	6,068

Cash - ending	$11,518	$12,321

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

    c.        Statement of Cash Flows:

For purposes of the statement of cash flows, the Company considers all highly liquid accounts with a maturity of three months or less as cash equivalents.

    d.        Concentrations of Credit Risk:

Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company places its temporary cash investments with a quality, high credit financial institution.

CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

    2.        Summary of Significant Accounting Policies (Continued)

    e.        Use of Estimates in Preparation of Financial Statements:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    f.        Advertising Costs:

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

        Minimum royalty payments under this agreement are as follows:

2005 (and until termination)	$ 10,368

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

CLEAN WATER TECHNOLOGIES, INC. & SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

    5.        Related Party Transactions:

The officers donated services to the Company during the 39 week periods ended March 26, 2004 and March 25, 2005. The services were valued at $45,000 for each period.

The Company rents office space from the officers of the Company under an informal lease agreement that requires monthly rent of $500. The Company incurred rent expense of $4,500 for each of the 39 week periods ended March 26, 2004 and March 25, 2005.

The Company issued 1,500,000 shares of its $.001 par value common stock to the officers of the Company for services rendered in fiscal 2003. The value of the management services rendered was estimated at $75,000.

The Company is indebted to the officers in the amount of $26,493 at March 25, 2005. The indebtedness is not evidenced by a formal promissory note.

    6.        Subsequent Event:

On April 4, 2005, the Company was notified by Johns Hopkins University that the license agreement has been terminated. The effect of this agreement is to render the license agreement worthless as of March 25, 2005. Accordingly, the cost of the license agreement ($15,000) has been expensed as of March 25, 2005.

      SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2005	Clean Water Technologies, Inc. & Subsidiaries BY: /S/ Laurie C. Scala —————————————— Laurie C. Scala