Form 10KSB
period 2005-06-24
CLEAN WATER TECHNOLOGIES INC
filed 2005-09-19
CIK 1096187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 1O-KSB

FOR THE YEAR ENDED JUNE 24, 2005

COMMISSION FILE No. 000-27629

Clean Water Technologies Inc.
(Name of Small Business Issuer in its charter)

Delaware
(State or other jurisdiction of incorporation organization)

23-2426437
(I.R.S. Employer Identification No.)

2716 St. Andrews Boulevard, Suite 200, Tarpon Springs, FL 34688
(Address of principal executive offices) (Zip Code)

(727) 942-8938
(Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes [X] No [ ]

As of June 24, 2005 registrant had one class of common stock, of which 7,217,855 shares were outstanding.

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

References in this registration statement to “We,”“Us,” or the “Company” refer to Clean Water Technologies,Inc., as well as their subsidiaries and predecessors.

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

On April 22, 1998, we changed our name to Nu Electric Corporation. On June 30, 1999, we acquired Clean Water Technologies, Inc. (hereinafter “Clean Water”), a Florida limited liability company, through an agreement and plan of merger whereby all of the outstanding and issued shares of Clean Water were exchanged for shares of Nu Electric. Pursuant to this agreement, we acquired all of the assets of the business of Clean Water. On September 21, 2000, we acquired Zorax, Inc. (hereinafter “Zorax”), a Florida corporation, through an agreement and plan of merger whereby all of the issued and outstanding shares of Zorax were exchanged for shares of Nu Electric. Pursuant to this agreement, we acquired all of the assets of Zorax. On April 4, 2005, we eliminated our Zorax subsidiary.

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

Item 3. Description of Property.

Our offices are located at 2716 St. Andrews Blvd. Suite 200 Tarpon Springs, Fl. 34688. The space is owned by the Scalas. Clean Water pays $125/month under an informal rental agreement. We do not own any significant real or personal property.

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

Item 5. Directors and Executive Officers, Promoters and Control Persons.

(a)     Officers and Directors.

The following chart sets forth information on our officers and directors:

Name	Age	Title(s)	Term of Office
Laurie C. Scala	51	President,Secretary/Treasurer,	July 1, 1998 to present
		& Director
Howard A. Scala	53	Vice President & Director	July 1, 1998 to present

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

Item 6. Executive Compensation.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options (#)	LTIP Payouts ($)	Other ($)
Laurie & Howard Scala,	1997	0	0	0	0	0	0	0
President & Vice	1998	0	0	0	$187,500	0	0	0
President	1999	0	0	0	$234,375	0	0	0
respectively	2000	0	0	0	0	0	0	0
	2001	0	0	0	$200,000	0	0	0
	2002	0	0	0	$75,000	0	0	0
	2003	0	0	0	0	0	0	0
	2004	0	0	0	0	0	0	0

Item 7. Certain Relationships and Related Transactions.

There have been no transactions during the last two years, or proposed transactions, to which we were or are a party, in which any of our directors, executive officers, nominees for such positions, security holders or the families of such people had a material interest. We are not a subsidiary of any other company.

Item 8. Description of Securities.

Common Stock.

In General. We are authorized to issue 50,000,000 shares of common stock with a par value of $0.001 each, of which 7,217,855 common shares were outstanding as of June 24, 2005. All of the issued and outstanding common stock is fully paid and non-assessable.

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

Item 9. Management’s Discussion and Analysis

The company has generated revenues of $15,840 in the last two fiscal years. In the past year, we experienced a loss of $79,697. Management cannot say with certainty when significant revenue will be received from the company’s business.

We are dependent on financial support from the management of the company to meet our cash requirements. While the company hopes to raise money through the sale of securities in a public or private offering during the next fiscal year, there is no guarantee that we will do so.

After acquiring Clean Water Technologies, we signed an agreement with Element 33, LLC to act as our exclusive sublicensee. We subsequently signed a new exclusive agreement with International Water Purification Technologies, LLC (“IWPT”). Pursuant to the contract, the company is entitled to a royalty of 5% of the gross revenue transacted by IWPT along with a minimum annual royalty payment of $10,368. Our initial royalties commenced with a $5,000 payment in January, 2002.

We are actively seeking a merger candidate for the company, due to our limited resources.

PART II

Item 1. Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters.

(a)     Market information.

Our common stock is traded on the Over the Counter Bulletin Board (“OTCBB”) under the symbol CWTI. The following bid quotations have been reported for the period beginning January 1, 2003 and ended June 30, 2005:

	Bid Quotations
Period	High	Low
Quarter Ended:
March 31, 2003	.15	.07
June 30, 2003	.10	.08
September 30, 2003	.35	.10
December 31, 2003	.26	.13
March 31, 2004	.46	.14
June 30, 2004	.31	.15
September 30, 2004	.20	.15
December 31, 2004	.17	.07
March 31, 2005	.13	.07
June 30, 2005	.10	.07

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

(b)     Holders.

As of June 24, 2005, there were approximately 1,200 holders of record of our 7,217,855 shares of common stock outstanding. Of these shares, 4,834,314 are restricted securities within the meaning of Rule 144(a)(3) promulgated under the Securities Act of 1933, as amended, because such shares were issued and sold by the Company in private transactions not involving a public offering. Certain of the shares of common stock are held in “street” name and may, therefore, be held by several beneficial owners. Our transfer agent is Fidelity Transfer Company located at 1800 South West Temple, Suite 301, Box 53, Salt Lake City, UT 84115.

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

CLEAN WATER TECHNOLOGIES, INC.
CONSOLIDATED FINANCIAL STATEMENTS

TABLE OF CONTENTS

Page

Independent Auditor’s Report	F-1

Consolidated Financial Statements:

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Stockholder's Equity	F-4

Statements of Cash Flows	F-5

Notes to Financial Statements	F-6-F-9

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders
Clean Water Technologies, Inc.

We have audited the balance sheet of Clean Water Technologies, Inc. as of June 24, 2005, and June 25, 2004 and the related statements of operations, stockholder’s equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clean Water Technologies, Inc. as of June 24, 2005 and June 25, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Baumann Raymondo & Company PA
September 9, 2005

CLEAN WATER TECHNOLOGIES, INC.

BALANCE SHEETS

	Fifty-two	Fifty-two
ASSETS	Weeks Ended	Weeks Ended
	June 24, 2005	June 25, 2004

Cash	$5,952	$12,120
Deposits	925	925
License agreement	-	15,000
	$6,877	$28,045

LIABILITIES AND STOCKHOLDERS' EQUITY

Due to officers	$34,150	$25,621
Royalty fees payable	1,125	1,125
Total liabilities	35,275	26,746

STOCKHOLDERS' EQUITY

Common stock - par value $.001
Authorized 50,000,000 shares -
issued and outstanding 7,217,855	63,043	63,043
Additional paid in capital	1,021,016	971,016
Accumulated deficit	(1,112,457)	(1,032,760)

Total stockholders' equity	(28,398)	1,299

	$6,877	$28,045

Read independent auditors’ report.
The accompanying notes are an integral part of these financial statements.

CLEAN WATER TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	Fifty-two	Fifty-two
	Weeks Ended	Weeks Ended
	June 24, 2005	June 25, 2004

Revenue	$-	$7,200

Operating Expenses:

Accounting and legal	4,570	6,457
Dues and Subscriptions	290	-
Patent Expenses	4,452	-
Royalty fees	-	6,292
Consulting fees	1,612	594
Transfer	500	-
Rent	1,500	6,000
Legal Fees	728	-
Depreciation	-	-
Telephone and utilities	737	809
Taxes, licenses and filing fees	308	2,727
Salaries expense	50,000	60,000
Write off of license agreement	15,000	-

Total operating expenses	79,697	82,879

Net income (loss)	$(79,697)	$(75,679)

Net income (loss) per common share
basic and fully diluted	$(.01)	(.01)

Weighted average number of shares

Basic	7,217,855	7,217,855

Fully diluted	7,217,855	7,217,855

Read independent auditors’ report.
The accompanying notes are an integral part of these financial statements.

CLEAN WATER TECHNOLOGIES, INC.

STATEMENTS OF STOCKHOLDER'S EQUITY

	C o m m o n S t o c k
			Additional
	Number of	Par	Paid-In	Retained
	Shares	Value	Capital	Deficit

Balance - June 28, 2002	5,717,855	$61,543	$811,171	$(869,590)

Issuance of stock for services	1,500,000	1,500	73,500	-

Shareholder loan converted to
paid in capital	-	-	10,000	-

Net (loss)	-	-	-	(87,491)

Balance - Balance June 27, 2003	7,217,855	63,043	894,671	$(957,081)

Officer donated services	-	-	60,000	-

Shareholder loan converted to
paid in capital	-	-	16,345	-
Net (loss)	-	-	-	(75,678)

Balance - June 25, 2004	7,217,855	63,043	971,016	(1,032,760)

Officer donated services	-	-	50,000	-

Shareholder loan converted to
paid in capital	-	-	-	-

Net (loss)	-	-	-	(79,697)

Balance - June 24, 2005	7,217,855	$63,043	$1,021,016	$(1,112,457)

Read independent auditors’ report.
The accompanying notes are an integral part of these financial statements.

CLEAN WATER TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

	Fifty-two	Fifty-two
	Weeks Ended	Weeks Ended
	June 24,2005	June 25, 2004

Cash flows from operating activities:

Net (loss)	$(79,697)	$(75,678)
Adjustment to reconcile net loss to
net cash (used) in operations:
Decrease in license agreement	15,000
Officer donated services	50,000	60,000
Decrease in royalty fees payable	-	(2,475)

Net cash (used) in operating activities	(14,697)	(18,153)

Cash flows provided by financing activities:

Increase in due to officer	8,529	24,205

Net cash provided by financing activities	8,529	24,205

Net increase (decrease) in cash	(6,168)	6,052

Cash - beginning	12,120	6,068

Cash - ending	$5,952	$12,120

Read independent auditors’ report.
The accompanying notes are an integral part of these financial statements.

CLEAN WATER TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

1. Organization and Nature of Business:

Escalator, Inc. was incorporated under the General Corporation laws of the state of Delaware on April 17, 1986. On April 22, 1998, a certificate of amendment was filed to change the name of the Company to Nu Electric Corporation. On April 2, 2002 the Company filed for another amendment to change its name to Clean Water Technologies, Inc. the (“Company”). The Company is a publicly traded Company, which trades under the symbol CWTI.

2. Summary of Significant Accounting Policies:

a. Income/(Loss) Per Common Share:

The income or loss per common share is based on the weighted average number of shares outstanding.

b. Statement of Cash Flows:

For purposes of the statement of cash flows, the Company considers all highly liquid accounts with a maturity of three months or less as cash equivalents.

c. Concentrations of Credit Risk:

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

d. Use of Estimates in Preparation of Financial Statements:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

e. Advertising Costs:

The Company expenses the production costs of advertising the first time the advertising takes place.

CLEAN WATER TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

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
$ 322,923

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

Minimum royalty payments under this agreement are as follows:

2005 (and until termination)	$10,368

CLEAN WATER TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

5. Related Party Transactions:

The officers donated services to the Company in fiscal 2005. The services were valued at $50,000.

The Company rents office space from the officers of the Company under an informal lease agreement.

The Company is indebted to the officers in the amount of $34,150 at June 24,2005. The indebtedness is not evidenced by a formal promissory note.

On September 21, 2000 the Company merged with Zorax, Inc. the owner of an exclusive worldwide license to manufacture and market a proprietary process technology that improves the extraction of cryptosporidium and giardia from drinking water. Zorax, Inc. has no assets or liabilities other than its license of the technology and research agreement with Johns Hopkins University, the owner of the technology. On April 4, 2005, the Company was notified by Johns Hopkins University that the license agreement had been terminated as of March 25, 2005. Accordingly, a $15,000 expense was recorded on March 25, 2005 to recognize the loss of the license agreement.

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
Date: September 19, 2005