Form 10QSB
period 2005-09-30
CLEAN WATER TECHNOLOGIES INC
filed 2005-11-07
CIK 1096187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 1O-QSB

FOR THE QUARTER ENDED SEPTEMBER 30, 2005

COMMISSION FILE No. 000-27629

Clean Water Technologies Inc.
(Name of Small Business Issuer in its charter)

Delaware
(State or other jurisdiction of incorporation organization)

23-2426437
(I.R.S. Employer Identification No.)

2716 St. Andrews Boulevard, Suite 200, Tarpon Springs, FL 34688
(Address of principal executive offices) (Zip Code)

(727) 942-8938
(Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act).  Yes ☒ No ☐

As of September 30, 2005 registrant had one class of common stock, of which 7,217,855 shares were outstanding.

CLEAN WATER TECHNOLOGIES, INC.
FINANCIAL STATEMENTS

TABLE OF CONTENTS

Page

Independent Accountant’s Report	F-1

Financial Statements:

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Stockholders’ Equity	F-4

Statements of Cash Flows	F-5

Notes to Financial Statements	F-6

Management’s Discussion and Analysis

INDEPENDENT ACCOUNTANT’S REPORT

We have reviewed the accompanying balance sheet of Clean Water Technologies, Inc. as of September 30, 2005, and the related statements of operations, stockholders’ equity and cash flows for the three-month period then ended. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

Baumann, Raymondo & Company PA

Date: October 31,2005	By:	/s/ Baumann, Raymondo & Company PA
Baumann, Raymondo & Company PA
Tampa, Florida

CLEAN WATER TECHNOLOGIES, INC.

BALANCE SHEETS

	Fourteen	Fifty-two
	Weeks Ended	Weeks Ended
ASSETS	September 30, 2005	June 24, 2005
Cash	$5,375	$5,952
Deposits	925	925
	-------------	-------------
	$6,300	$6,877
	=============	=============

LIABILITIES AND STOCKHOLDERS' EQUITY

Due to officers	$34,150	$34,150
Accounts Payable	6,600	-
Royalty fees payable	1,125	1,125
	-------------	-------------
Total liabilities	41,875	35,275
	-------------	-------------
STOCKHOLDERS' EQUITY

Common stock - par value $.001
Authorized 50,000,000 shares -
issued and outstanding 7,217,855	63,043	63,043
Additional paid in capital	1,021,016	1,021,016
Accumulated deficit	(1,119,634)	(1,112,457)
	-------------	-------------
Total stockholders' equity	(35,575)	(28,398)
	-------------	-------------
	$6,300	$6,877
	=============	=============

Read independent auditors’ report.
The accompanying notes are an integral part of these financial statements.

CLEAN WATER TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	Fourteen	Thirteen
	Weeks Ended	Weeks Ended
	September 30, 2005	September 24, 2004
Revenue	$-	$-
	---------------	---------------
Operating Expenses:
Professional Fees	6,600	-
Rent	375	1,500
Telephone and utilities	202	199
Taxes, licenses and filing fees	-	768
Salaries expense	-	15,000
	---------------	--------------
Total operating expenses	7,177	17,467
	---------------	---------------

Net income (loss)	$(7,177)	$(17,467)
	===============	===============
Net income (loss) per common share
basic and fully diluted	$ nil	nil
	===============	===============

Weighted average number of shares

Basic	7,217,855	7,217,855
	===============	===============
Fully diluted	7,217,855	7,217,855

Read independent auditors’ report.
The accompanying notes are an integral part of these financial statements.

CLEAN WATER TECHNOLOGIES, INC.

STATEMENTS OF STOCKHOLDER'S EQUITY

	C o m m o n S t o c k
		Additional
	Number of	Par	Paid-In Retained
	Shares	Value	Capital	Deficit
Balance June 25, 2004	7,217,855	$63,043	$971,016	$(1,032,760)

Officer donated services	-	-	15,000	-

Net(loss)	-	-	-	(17,467)
	-----------	----------	------------	------------
Balance September 24, 2004	7,217,855	$63,043	$986,016	$(1,050,227)
	===========	==========	============	============

Balance - June 24, 2005	7,217,855	$63,043	$1,021,016	$(1,112,457)
Officer donated services	-	-	-	-

Net(loss)	-	-	-	(7,177)
	-----------	----------	------------	------------
Balance September 30, 2005	7,217,855	$63,043	$1,021,016	$(1,119,634)
	===========	==========	============	============

Read independent auditors’ report.
The accompanying notes are an integral part of these financial statements.

CLEAN WATER TECHNOLOGIES, INC.

STATEMENT OF CASH FLOWS

	Fourteen	Thirteen
	Weeks Ended	Weeks Ended
	September 30, 2005	September 24, 2004
Cash flows from operating activities:

Net (loss)	$(577)	$(17,467)
Adjustment to reconcile net loss to
net cash (used) in operations:
Officer donated services	-	15,000

Decrease in royalty fees payable	-	-
	-------------	-------------
Net cash (used)in operating activities	(577)	(2,467)
	-------------	-------------
Cash flows provided by financing activities:

Increase in due to officer	-	2,400
	-------------	-------------
Net increase (decrease) in cash	(577)	(67)

Cash - beginning	5,952	12,120
	-------------	-------------
Cash - ending	$5,375	$12,053
	=============	=============

Read independent auditors’ report.
The accompanying notes are an integral part of these financial statements.

CLEAN WATER TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

1. Organization and Nature of Business:

Escalator, Inc. was incorporated under the General Corporation laws of the state of Delaware on April 17, 1986. On April 22, 1998, a certificate of amendment was filed to change the name of the Company to Nu Electric Corporation. On April 2, 2002 the Company filed for another amendment to change its name to Clean Water Technologies, Inc. the(“Company”). The Company is a publicly traded Company that trades under the symbol CWTI.

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

Read independent auditors’ report.

CLEAN WATER TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (Continued)

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
$ 322,923
================

Read independent auditors’ report.

CLEAN WATER TECHNOLOGIES, INC.
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

Read independent auditors’ report.

CLEAN WATER TECHNOLOGIES, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The Company has generated revenues of $15,840 in the last two fiscal years. In the past year, the Company experienced a loss of $79,697. Management cannot say with certainty when significant revenue will be received from the company’s business.

We are dependent on financial support from the management of the company to meet our cash requirements. While the company hopes to raise money through the sale of securities in a public or private offering during the next fiscal year, there is no guarantee that we will do so.

After acquiring Clean Water Technologies, we signed an agreement with Element 33, LLC to act as our exclusive sublicensee. We subsequently signed a new exclusive agreement with International Water Purification Technologies, LLC (“IWPT”). Pursuant to the contract, the company is entitled to a royalty of 5% of the gross revenue transacted by the IWPT along with a minimum annual royalty of $10,368. Our initial royalties commenced with a $5,000 payment in January 2002.

We are actively seeking a merger candidate for the company, due to our limited resources.

Read independent auditors’ report.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 7, 2005	Clean Water Technologies, Inc. & Subsidiaries BY: /S/ Laurie C. Scala —————————————— Laurie C. Scala