Form 10QSB
period 2005-12-30
CLEAN WATER TECHNOLOGIES INC
filed 2006-02-15
CIK 1096187

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 1O-QSB

                     FOR THE QUARTER ENDED DECEMBER 30, 2005

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

      4030 PALOS VERDES DR. NO., SUITE 104, ROLLING HILLS ESTATES, CA 90274
          (Address of principal executive offices)               (Zip Code)

                                 (310) 265-8918
                           (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                              Yes [X] No [ ]

Indicate by check mark whether the  registrant is a shell company (as defined in
rule 12b-2 of the exchange act).                              Yes [X] No [ ]

As of December 30, 2005 registrant had one class of common stock, of which 8,217,855 shares were outstanding.

                         CLEAN WATER TECHNOLOGIES, INC.
                              FINANCIAL STATEMENTS


                                TABLE OF CONTENTS



                                                                            Page

Independent Accountant's Report................................................1
Financial Statements:

  Balance Sheets...............................................................2

  Statements of Operations.....................................................3

  Statements of Stockholders' Equity...........................................4

  Statements of Cash Flows.....................................................5

  Notes to Financial Statements..............................................6-8

  Management's Discussion and Analysis.........................................9

                         INDEPENDENT ACCOUNTANT'S REPORT

We have reviewed the accompanying balance sheet of Clean Water Technologies, Inc. as of December 30, 2005, and the related statements of operations, stockholders' equity and cash flows for the three-month period then ended. These interim financial statements are the responsibility of the Company's management.

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



/s/ Baumann, Raymondo & Company PA
Tampa, Florida
February 14, 2005

                         CLEAN WATER TECHNOLOGIES, INC.

                                 BALANCE SHEETS



                                                  Twenty-Six        Fifty-two
           ASSETS                                Weeks Ended       Weeks Ended
                                              December 30, 2005   June 24, 2005
                                              -----------------   -------------
    Cash                                         $        -       $     5,952
    Deposits                                              -               925
                                                -------------     -------------
                                                 $        -       $     6,877
                                                =============     =============


          LIABILITIES AND STOCKHOLDERS' EQUITY

    Due to officers                              $        -       $    34,150
    Royalty fees payable                                  -             1,125
                                                -------------     -------------
           Total liabilities                     $        -            35,275
                                                -------------     -------------
         STOCKHOLDERS' EQUITY

    Common stock - par value $.001
      Authorized 50,000,000 shares -
       issued and outstanding 8,217,855              63,043            63,043
    Additional paid in capital                    1,062,293         1,021,016
    Accumulated deficit                          (1,125,336)       (1,112,457)
                                                -------------     -------------
           Total stockholders' equity                     -           (28,398)
                                                -------------     -------------
                                                 $        -       $     6,877
                                                =============     =============






                       Read independent auditors' report.

   The accompanying notes are an integral part of these financial statements.

                         CLEAN WATER TECHNOLOGIES, INC.

                             STATEMENT OF OPERATIONS


                                        Thirteen          Thirteen       Twenty six      Twenty six
                                         Weeks             Weeks           Weeks            Weeks
                                         Ended             Ended           Ended            Ended
                                      December 30,      December 24,     December 30,    December 24,
                                         2005              2004            2005             2004
                                     --------------   ---------------   ------------    ------------
    Revenue:
     Royalty Payments                $      10,368    $           -0-   $     10,368    $        -0-
                                     --------------   ---------------   ------------    ------------
    Operating Expenses:
     Accounting and legal                    5,000             5,010          11,600          5,010
     Rent                                      375             1,500             750          3,000
     Telephone and utilities                   217               203             419            402
     Taxes, licenses and filing fees           110               604             110          1,372
     Salaries expense                            -            15,000               -         30,000
     USF Royalty Payment                    10,368                            10,368
                                     --------------   --------------   -------------    ------------
    Total operating expenses                16,070            22,317          23,247         39,784
                                     --------------   --------------   -------------    ------------
     Net income (loss)               $      (5,702)   $      (22,317)  $     (12,879)   $   (39,784)
                                     ==============   ==============   =============    ============


    Net (loss) per common share
    basic and fully diluted                    nil               nil            nil             nil
                                     ==============   ==============   =============    ============



    Weighted average number of shares outstanding


    Basic                                8,217,855         7,217,855       8,217,855      7,217,855
                                     ==============   ==============   =============    ============


    Fully diluted                        8,217,855         7,217,855       8,217,855      7,217,855
                                     ==============   ==============   =============    ============





                       Read independent auditors' report.

   The accompanying notes are an integral part of these financial statements.

                         CLEAN WATER TECHNOLOGIES, INC.

                       STATEMENTS OF STOCKHOLDER'S EQUITY





                                         Thirteen        Thirteen       Twenty six    Twenty six
                                           Weeks           Weeks          Weeks         Weeks
                                           Ended           Ended          Ended         Ended
                                        December 30,    December 24,   December 30,   December 26,
                                           2005            2004           2005          2004
                                       -------------   -----------     ------------   ------------

       COMMON STOCK, PAID IN CAPITAL AND DEFERRED COMPENSATION

       Balance,beginning of period      $ 1,021,016    $   986,016    $ 1,021,016    $   971,016

       Contributed capital                   41,277         10,010         41,277         10,010

       Donated services of officers               -         15,000              -         30,000
                                        -----------   ------------   ------------    -----------
       Balance,end of period            $ 1,062,293    $ 1,011,026    $ 1,062,293    $ 1,011,026
                                        ===========   ============   ============    ===========


       RETAINED (DEFICIT)

       Balance,beginning of period      $(1,119,634)   $(1,050,227)   $(1,112,457)   $(1,032,760)

       Net loss                         $    (5,702)   $   (22,317)   $   (12,879)   $   (39,784)
                                        -----------   ------------   ------------    -----------
       Balance,end of period            $(1,125,336)   $(1,072,544)   $(1,125,336)   $(1,072,544)
                                        ===========   ============   ============    ===========





                       Read independent auditors' report.

   The accompanying notes are an integral part of these financial statements.

                         CLEAN WATER TECHNOLOGIES, INC.

                             STATEMENT OF CASH FLOWS


                                                     Twenty Six            Twenty Six
                                                     Weeks Ended           Weeks Ended
                                                  December 30, 2005    December 24, 2004
                                                  -----------------    -----------------
Cash flows from operating activities:

    Net (loss)                                       $  (12,879)          $  (39,784)
    Adjustment to reconcile net loss to
      net cash (used) in operations:
      Officer donated services                                -               30,000
                                                     ----------           ----------
Net cash (used)in operating activities                  (12,879)              (9,784)
                                                     ----------           ----------
Cash flows provided by financing activities:

    Capital Contribution                                 41,277               10,010
    Decrease in deposits                                    925
    Decrease in due to officer                          (34,150)                (628)
    Decrease in Royalty Fees Payable                     (1,125)
                                                     ----------           ----------
Net cash (provided) in financing activities               6,927                9,382
                                                     ----------           ----------
Net increase (decrease) in cash                          (5,952)                (402)

Cash - beginning                                          5,952               12,120
                                                     ----------           ----------
Cash - ending                                        $        -           $   11,718
                                                     ==========           ==========



                       Read independent auditors' report.

   The accompanying notes are an integral part of these financial statements.

                         CLEAN WATER TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.   Organization and Nature of Business:

     Escalator, Inc. was incorporated under the General Corporation laws of the state of Delaware on April 17, 1986. On April 22, 1998, a certificate of amendment was filed to change the name of the Company to Nu Electric Corporation. On April 2, 2002 the Company filed for another amendment to change its name to Clean Water Technologies, Inc. the("Company"). The Company is a publicly traded Company that trades under the symbol CWTI.

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




                        Read independent auditors'report.

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

     For income tax reporting, the Company and its subsidiaries have net operating loss carry forwards. Pursuant to Section 382 of the Internal Revenue Code, a change in ownership resulting in a shareholder increasing its stock by more than 50% limits the income against which a corporation's pre-change losses can be deducted. The Stock Purchase Agreement executed on December 1, 2005 constitutes a change in ownership as defined by Section
     382. Subsequently, the following losses may only be deducted pursuant to the limitations of Section 382.


                         Year Ending                 Federal Net
                           In June                 Operating Loss
                        -------------             ----------------
                            2008                        33,713
                            2010                        13,569
                            2011                       121,290
                            2012                        24,259
                            2013                        22,798
                            2014                        12,591
                            2015                         7,212
                            2016                        87,491
                                                 ----------------
                                                     $ 322,923
                                                 ================





                        Read independent auditors'report.

                         CLEAN WATER TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

4.   Change in ownership:

     On December 1, 2005, Clean Water Technologies, Inc. a Delaware Corporation entered into a Securities Purchase Agreement, dated as of November 30, 2005, with Sheervision, Inc., a California Corporation and Laurie C. Scala and Howard A. Scala, (the "Sellers"), who collectively owned beneficially and of record 4,517,800 shares of common stock, par value $0.001 per share of Clean Water Technologies, whereby the Sellers sold all of the Shares to SheerVision for cash consideration in the total aggregate amount of US$625,000. The Shares include all shares of Common Stock owned beneficially or of record thereby, or issuable upon the exercise, conversion, or exchange of securities or obligations held by, or owed to, either of the Sellers, other than an aggregate of 14,300 share of Common Stock held by the Sellers in a custodial capacity.

5.   Business Combinations:

     On June 30, 1999, Clean Water Technologies, Inc. & Subsidiaries, a Delaware Corporation entered into a merger agreement with Clean Water Technologies, Inc. (CWT) a Florida Corporation. The merger was accounted for by the pooling of interests method, where all of the shares of outstanding common stock was exchanged for 893,000 shares of common stock of Clean Water Technologies, Inc. & Subsidiaries. CWT had no assets, liabilities or income of any kind, character or description at the time of the merger, and accordingly there was no effect on the revenues and earnings reported. CWT holds a license for a technology developed at USF (University of South Florida) to remove arsenic from drinking water. In October 1999 the Company granted GSA Resources, Inc. an exclusive sublicense to use and market the technology to remove arsenic from drinking water. This license was subsequently transferred to International Water Purification Technologies, LLC (IWPT) in July 2003.

     Minimum royalty payments under this agreement of $10,368 were paid in fiscal year 2005.

6.   Related Party Transactions:

     The officers donated services to the Company in fiscal 2005. The services were valued at $50,000.

     The Company rented office space from the prior officers of the Company under an informal lease agreement during fiscal 2005.

     Prior company owners received 1,000,000 shares of common stock in consideration for the $34,150 of debt.





                        Read independent auditors'report.

                         CLEAN WATER TECHNOLOGIES, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


     During the 4th quarter the Company executed a Securities Purchase Agreement between Laurie C. Scala, Howard A Scala, the Company and SheerVision, Inc., a California corporation. At the closing of this transaction, the Company had no material assets and no liabilities.

     Net losses for the period were $(5,702) resulting from expenses associated with the Securities Purchase transactions. Royalty income of $10,368 was recorded as well as the expense associated with royalty payments of $10,368 under the license and sublicense agreements. The Company has executed an assignment of the license and sublicense agreements and related royalty income and expenses to Water Technology Partners LLC, effective with the execution of the Securities Purchase Agreement dated December 1, 2005.

     The operating activities of the Company on a going forward basis will be managed and funded by SheerVision, Inc., effective December 1, 2005. Currently there are no operating activities associated with the Company.






                        Read independent auditors'report.