Form 10QSB/A
period 2005-12-30
CLEAN WATER TECHNOLOGIES INC
filed 2006-02-28
CIK 1096187

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 1O-QSB/A

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

         2716 ST. ANDREWS BOULEVARD, SUITE 200, TARPON SPRINGS, FL 34688
                 (Former Address of principal executive offices)


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

As of December 30, 2005 registrant had one class of common stock, of which 7,217,855 shares were outstanding.

                                TABLE OF CONTENTS


HEADING                                                                     PAGE
-------                                                                     ----

                        PART I.    FINANCIAL INFORMATION

Item 1.   Financial Statements..............................................1

Item 2.   Management's Discussion and Analysis or Plan of Operation.........9

Item 3.   Controls and Procedures...........................................9

                          PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Securities Holders.............9

Item 6.   Exhibits and Reports on Form 8-K.................................10

Signatures ................................................................11

                                     PART I

ITEM 1.        FINANCIAL STATEMENTS


                         CLEAN WATER TECHNOLOGIES, INC.
                              FINANCIAL STATEMENTS



                                TABLE OF CONTENTS


                                                                           Page

Independent Accountant's Report..............................................1
Financial Statements:

  Balance Sheets.............................................................2

  Statements of Operations...................................................3

  Statements of Stockholders' Equity.........................................4

  Statements of Cash Flows...................................................5

  Notes to Financial Statements..............................................6-8

  Management's Discussion and Analysis.......................................9

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





/s/ Baumann, Raymondo & Company PA
Tampa, Florida
February 14, 2005

                         CLEAN WATER TECHNOLOGIES, INC.

                                 BALANCE SHEETS



                                                 Twenty-Seven       Fifty-Two
           ASSETS                                Weeks Ended       Weeks Ended
                                              December 30, 2005   June 24, 2005
                                              -----------------   -------------
Cash                                             $        --       $     5,952
Deposits                                                  --               925
                                                 -----------       -----------
                                                 $        --       $     6,877
                                                 ===========       ===========


      LIABILITIES AND STOCKHOLDERS' EQUITY

Due to officers                                  $        --       $    34,150
Royalty fees payable                                      --             1,125
                                                 -----------       -----------
       Total liabilities                         $        --            35,275
                                                 -----------       -----------
     STOCKHOLDERS' EQUITY

Common stock - par value $.001
  Authorized 50,000,000 shares -
   issued and outstanding 8,217,855                   63,043            63,043
Additional paid in capital                         1,062,293         1,021,016
Accumulated deficit                               (1,125,336)       (1,112,457)
                                                 -----------       -----------
       Total stockholders' equity                         --           (28,398)
                                                 -----------       -----------
                                                 $        --       $     6,877
                                                 ===========       ===========




                       Read independent auditors' report.
   The accompanying notes are an integral part of these financial statements.

                         CLEAN WATER TECHNOLOGIES, INC.

                            STATEMENT OF OPERATIONS




                                 Thirteen        Thirteen       Twenty Seven    Twenty Seven
                                   Weeks           Weeks           Weeks           Weeks
                                   Ended           Ended           Ended           Ended
                                December 30,    December 24,    December 30,    December 24,
                                    2005            2004            2005            2004
                                ------------    ------------    ------------    ------------
Revenue:
 Royalty Payments                 $  10,368      $     -0-        $  10,368       $     -0-
                                  ---------      ---------        ---------       ---------
Operating Expenses:
 Accounting and legal                 5,000          5,010           11,600           5,010
 Rent                                   375          1,500              750           3,000
 Telephone and utilities                217            203              419             402
 Taxes, licenses and filing fees        110            604              110           1,372
 Salaries expense                        --         15,000               --          30,000
 USF Royalty Payment                 10,368                          10,368
                                  ---------      ---------        ---------       ---------
Total operating expenses             16,070         22,317           23,247          39,784
                                  ---------      ---------        ---------       ---------
 Net income (loss)                $  (5,702)     $ (22,317)       $ (12,879)      $ (39,784)
                                  =========      =========        =========       =========


Net (loss) per common share
basic and fully diluted                 nil            nil              nil             nil
                                  =========      =========        =========       =========



Weighted average number of shares outstanding


Basic                             8,217,855      7,217,855        8,217,855       7,217,855
                                  =========      =========        =========       =========


Fully diluted                     8,217,855      7,217,855        8,217,855       7,217,855
                                  =========      =========        =========       =========




                       Read independent auditors' report.
   The accompanying notes are an integral part of these financial statements.

                         CLEAN WATER TECHNOLOGIES, INC.

                       STATEMENTS OF STOCKHOLDER'S EQUITY



                                 Thirteen        Thirteen        Twenty Seven   Twenty Seven
                                   Weeks           Weeks           Weeks           Weeks
                                   Ended           Ended           Ended           Ended
                                December 30,    December 24,    December 30,    December 26,
                                   2005             2004           2005            2004
                                ------------    ------------    ------------    ------------
COMMON STOCK, PAID IN CAPITAL AND DEFERRED COMPENSATION

Balance,beginning of period     $ 1,021,016     $   986,016     $ 1,021,016     $   971,016

Contributed capital                  41,277          10,010          41,277          10,010

Donated services of officers             --          15,000              --          30,000
                                -----------     -----------     -----------     -----------
Balance,end of period           $ 1,062,293     $ 1,011,026     $ 1,062,293     $ 1,011,026
                                ===========     ===========     ===========     ===========


RETAINED (DEFICIT)

Balance,beginning of period     $(1,119,634)    $(1,050,227)    $(1,112,457)    $(1,032,760)

Net loss                        $    (5,702)    $   (22,317)    $   (12,879)    $   (39,784)
                                -----------     -----------     -----------     -----------
Balance,end of period           $(1,125,336)    $(1,072,544)    $(1,125,336)    $(1,072,544)
                                ===========     ===========     ===========     ===========




                       Read independent auditors' report.
   The accompanying notes are an integral part of these financial statements.

                         CLEAN WATER TECHNOLOGIES, INC.

                             STATEMENT OF CASH FLOWS



                                              Twenty Seven      Twenty Seven
                                              Weeks Ended        Weeks Ended
                                           December 30, 2005   December 24, 2004
                                           ------------------  -----------------
Cash flows from operating activities:

    Net (loss)                                  $(12,879)           $(39,784)
    Adjustment to reconcile net loss to
      net cash (used) in operations:
      Officer donated services                        --              30,000
                                                --------            --------
Net cash (used)in operating activities           (12,879)             (9,784)
                                                --------            --------
Cash flows provided by financing activities:

    Capital Contribution                          41,277              10,010
    Decrease in deposits                             925
    Decrease in due to officer                   (34,150)               (628)
    Decrease in Royalty Fees Payable              (1,125)
                                                --------            --------
Net cash (provided) in financing activities        6,927               9,382
                                                --------            --------
Net increase (decrease) in cash                   (5,952)               (402)

Cash - beginning                                   5,952              12,120
                                                --------            --------
Cash - ending                                   $     --            $ 11,718
                                                ========            ========




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

2. Summary of Significant Accounting Policies:

a. Income/(Loss) Per Common Share:
   ---------------------------------------
   The income or loss per common share is based on the weighted average number of shares outstanding.

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




                       Read independent auditors' report.

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




                       Read independent auditors' report.

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

5. Business Combinations:

   On June 30, 1999, Clean Water Technologies, Inc. & Subsidiaries, a Delaware Corporation entered into a merger agreement with Clean Water Technologies, Inc. (CWT) a Florida Corporation. The merger was accounted for by the pooling of interests method, where all of the shares of outstanding common stock was exchanged for 893,000 shares of common stock of Clean Water Technologies, Inc. & Subsidiaries. CWT had no assets, liabilities or income of any kind, character or description at the time of the merger, and accordingly there was no effect on the revenues and earnings reported. CWT holds a license for a technology developed at USF (University of South Florida) to remove arsenic from drinking water (the "License"). In October 1999 the Company granted GSA Resources, Inc. an exclusive sublicense to use and market the technology to remove arsenic from drinking water (the "Sublicense"). This Sublicense was subsequently transferred to International Water Purification Technologies, LLC (IWPT) in July 2003.

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




                       Read independent auditors' report.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         THE FOLLOWING INFORMATION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE IN THIS FORM 10-QSB.

     During the 4th quarter the Company executed a Securities Purchase Agreement between Laurie C. Scala, Howard A. Scala, the Company and SheerVision, Inc., a California corporation. At the closing of this transaction, the Company had no material assets and no liabilities.

         Net losses for the period were $(5,702) resulting from expenses associated with the Securities Purchase transactions. Royalty income of $10,368 was recorded as well as the expense associated with royalty payments of $10,368 under the license and sublicense agreements. On February 9, 2006, the holders of a majority of the outstanding shares of common stock of the Company approved the assignment of the License and Sublicense and related royalty income and expenses to Water Technology Partners LLC, to be effective on the earliest date permissible, as more fully described in Item 4 hereof.

         The operating activities of the Company on a going forward basis will be managed and funded by SheerVision, Inc., effective December 1, 2005. Currently there are no operating activities associated with the Company.

ITEM 3.        CONTROLS AND PROCEDURES.

         As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and treasurer concluded that our disclosure controls and procedures are effective to cause the material information required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

                                     PART II

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         On February 9, 2006, the holders of at least a majority of the outstanding shares of common stock of the Company acted by written consent, without a meeting of stockholders, to (1) approve the expansion of the Board of Directors of the Company from four to five members and the election of three new members to the Board to fill the vacancies created by such action and by the resignations of two of the prior directors, (2) approve the reverse split of the outstanding common stock of the Company as a result of which stockholders will hold one share of common stock for each
     7.4 shares held and (3) approve the assignment to Water Technologies Partners LLC of that certain License Agreement between Clean Water Technologies, Inc. and the University of South Florida Research Foundation, Inc., dated as of January 1, 1999, and that certain Sublicense Agreement between Clean Water Technologies, Inc. and GSA Resources, Inc., dated as of October 12, 1999. The directors that were elected were Sharon Biddle, David Frankel, and Shemi Hart. (The terms of Suzanne Lewsadder and Jeffrey Lewsadder as directors continued after the vote was taken.) The proposals were approved by the holders of a majority of the issued and outstanding shares of common stock as of February 9, 2006.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits:

               Exhibit 10.1 Securities Purchase Agreement, dated as of December 1, 2005, incorporated by reference as
                                Exhibit 10.1 to the Current Report on Form 8-K filed December 7, 2005 with the SEC

               Exhibit 17.1 Resignation Letter of Laurie C. Scala as director of the Company

               Exhibit 17.2 Resignation Letter of Howard A. Scala as director of the Company

               Exhibit 19.1 Information Statement provided to security holders pursuant to Section 14(c), filed with the SEC on February 23, 2006 and herein incorporated by reference.

               Exhibit 31.1 Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

               Exhibit 32.1     Certification of C.E.O. Pursuant to 18 U.S.C.
                                Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)   Reports on Form 8-K

         A Current Report on Form 8-K was filed on December 7, 2005 reporting under Item 5.01, regarding changes in control upon the execution of a Securities Purchase Agreement, and reporting under Item 5.02 regarding election of directors.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CLEAN WATER TECHNOLOGIES, INC.



Date:   February 28, 2006                   By: /s/ Suzanne Lewsadder
                                                ---------------------
                                                 Suzanne Lewsadder
                                                 C.E.O., Treasurer and Director
                                                 (Principal Accounting Officer)