Form 10QSB
period 2006-03-25
CLEAN WATER TECHNOLOGIES INC
filed 2006-05-15
CIK 1096187

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 1O-QSB

                      FOR THE QUARTER ENDED MARCH 25, 2006

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

                                                          Yes [X]      No [ ]

As of April 27, 2006, the Registrant had one class of common stock, of which 10,026,728 shares were outstanding.

                                TABLE OF CONTENTS

HEADING                                                                     PAGE
-------                                                                     ----
                          PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements............................................3

Item 2.        Management's Discussion and Analysis or Plan of Operation......11

Item 3.        Controls and Procedures........................................19

                           PART II. OTHER INFORMATION

Item 2.        Unregistered Sale of Equity Securities and Use of Proceeds.....19

Item 3.        Default Upon Senior Securities.................................20

Item 4.        Submission of Matters to a Vote of Securities Holders..........20

Item 5.        Other Information..............................................20

Item 6.        Exhibits and Reports on Form 8-K...............................20

Signatures     ...............................................................22

                                     PART I

ITEM 1.     FINANCIAL STATEMENTS

        CLEAN WATER TECHNOLOGIES, INC. DBA SHEERVISION, INC. & SUBSIDIARY
                    CONDENSED AND CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2006
                                    UNAUDITED

CURRENT ASSETS:
    Cash and cash equivalents                                    $       33,375
    Accounts receivable                                                  79,278
    Inventory                                                            99,475
    Prepaid Expenses and other current assets                            58,496
                                                                 --------------
           TOTAL CURRENT ASSETS                                         270,624
                                                                 --------------
PROPERTY AND EQUIPMENT                                                    6,539
                                                                 --------------
OTHER ASSETS
    Deferred financing costs                                            123,409
                                                                 --------------
                                                                 $      400,572
                                                                 ==============

CURRENT LIABILITIES:
    Notes payble                                                 $    1,465,000
    Accounts payable                                                    290,082
    Interest payable                                                     79,101
    Deferred income tax payable                                          22,397
    Other current liabilities                                            50,076
                                                                 --------------
                                                                      1,906,656
                                                                 --------------
STOCKHOLDERS' DEFICIENCY:
    Common stock - par value $.001;
       Authorized 50,000,000 shares -
         issued and outstanding 10,026,460                               10,026
    Additional paid in capital                                          491,310
    Accumulated deficit                                              (2,007,420)
                                                                 --------------
           TOTAL STOCKHOLDERS' DEFICINCY                             (1,506,084)
                                                                 --------------
                                                                 $      400,572
                                                                 ==============

      See accompanying notes to condensed consolidated financial statements

       CLEAN WATER TECHNOLOGIES, INC. DBA SHEERVISION, INC. & SUBSIDIARY
               CONDENSED AND CONSOLIDATED STATEMENT OF OPERATIONS
                                   UNAUDITED

                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                   MARCH 31                    MARCH 31
                           ------------------------   ------------------------
                              2006         2005          2006          2005
                           ------------------------   ------------------------

NET SALES                  $   814,502  $   630,107   $ 2,012,829  $ 1,399,132

COST OF GOODS SOLD             289,068      215,671       871,910      488,530
                           ------------------------   ------------------------
GROSS PROFIT                   525,435      414,436     1,140,919      910,602

OPERATING EXPENSES:
  Warehouse & shipping
    expenses                    31,059       35,062        82,830       72,053
  Selling expense              374,355      193,935       779,327      407,696
  G & A Expense                347,323      147,415       887,127      407,531
  Product Development           15,480       --            26,355        8,450
                           ------------------------   ------------------------
    Total operating
      expenses                 768,217      376,412     1,775,639      895,730

INCOME (LOSS) FROM
  OPERATIONS                  (242,782)      38,024      (634,720)      14,872
                           ------------------------   ------------------------

OTHER (EXPENSE) INCOME
  Interest expense             (40,128)      --           (86,815)      --
  Interest income                   64       --               871       --
  Depreciation and
    Amortization               (67,637)      --          (150,125)      --
                           ------------------------   ------------------------
    Total other expense       (107,701)      --          (236,069)      --
                           ------------------------   ------------------------

INCOME (LOSS) BEFORE
  INCOME TAX                  (350,483)      38,024      (870,789)      14,872

PROVISION (BENEFIT) FOR
  INCOME TAX:
  Current                       --           --             3,730       --
  Deferred                      --           --           (11,199)      --
                           ------------------------   ------------------------
                                --                         (7,469)      --
                           ------------------------   ------------------------

NET INCOME (LOSS)          $  (350,483) $    38,024   $  (863,320) $    14,872
                           ========================   ========================
Earnings (loss) per common
  share:
  Basic and diluted        $     (0.03)      --       $     (0.09) $    --
                           ========================   ========================


Weighted average number of
  shares outstanding -
  basic and diluted         10,026,460   10,026,460    10,026,460   10,026,460
                           ========================   ========================

     See accompanying notes to condensed consolidated financial statements

       CLEAN WATER TECHNOLOGIES, INC. DBA SHEERVISION, INC. & SUBSIDIARY
               CONDENSED AND CONSOLIDATED STATEMENT OF CASH FLOWS
                                   UNAUDITED


                                                           NINE MONTHS ENDING MARCH 31
                                                          ----------------------------
                                                              2006            2005
                                                          -------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                    $    (863,320)   $    14,872
     Adjustments to reconcile net (loss) income to net
        cash used in operating activities:
        Depreciation                                                540           --
        Amortization of deferred financing costs                149,587           --
        Donated services                                           --           45,000
        Changes in assets and liabilities:
            Accounts receivable                                  28,505       (164,317)
            Inventory                                             7,875        (12,003)
            Prepaid expenses                                    (20,093)       100,793
            Accounts payable                                     73,696          6,514
            Interest payable                                     79,101           --
            Other current liabilities                            19,160          6,565
            Deferred income tax payable                          22,397           --
                                                          -------------    -----------

NET CASH USED IN OPERATING ACTIVITIES                          (502,552)        (2,576)
                                                          -------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
            Purchase of property and equipment                   (7,079)          --
            Due from stockholders                                (3,869)          --
            Purchase of stock - CWTI                           (625,000)        10,010
                                                          -------------    -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            (635,948)        10,010
                                                          -------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
            Capital contributions                                41,277           --
            Deferred financing costs                           (272,996)          --
            Due to stockholders                                (106,950)          --
            Line of  credit  bank                               265,000           --
            Convertible notes                                 1,200,000           --
                                                          -------------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     1,126,331           --
                                                          -------------    -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                         (12,169)         7,434

CASH AND CASH EQUIVALENTS - beginning                            45,544         20,862
                                                          -------------    -----------

CASH AND CASH EQUIVALENTS - ending                        $      33,375    $    28,296
                                                          =============    ===========

SUPPLEMENTRY DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
     Interest                                             $       3,811    $      --
                                                          =============    ===========
     Income taxes                                         $        --      $      --
                                                          =============    ===========

     See accompanying notes to condensed consolidated financial statements

      CLEAN WATER TECHNOLOGIES, INC., DBA SHEER VISION, INC., & SUBSIDIARY
               SELECTED NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 1 - BASIS OF PRESENTATION

The accompanying interim consolidated financial statements of Clean Water Technologies, Inc., DBA SheerVision, Inc., & Subsidiary (collectively the "Company") are unaudited; however, in the opinion of management, the interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods. All inter-company balances and transactions have been eliminated in consolidation. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been condensed or omitted pursuit to the applicable rules and regulations of the Securities and Exchange Commission. The preparation of financial statements required management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. The results of operations for the three months ended March 31, 2006, are not necessarily indicative of the results to be expected for the year ending December 31, 2006. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes appearing in the company's form 8K as filed with the Securities and Exchange Commission on March 27, 2006.

NOTE 2 - INVENTORIES

     Inventories at March 31, 2006 consist of the following:

         Finished goods                            $   99,475
                                                   ==========


NOTE 3 - PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost less accumulated depreciation and amortization and are depreciated or amortized using the straight-line method over the following estimated useful lives:

         Furniture and Equipment                          7 years
         Computer Equipment                               5 years

     Depreciation expense for the 3 and 9 months ended March 31, 2006 was $323 and $540 respectively.

      CLEAN WATER TECHNOLOGIES, INC., DBA SHEER VISION, INC., & SUBSIDIARY
               SELECTED NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 4 - INCOME TAXES

     The components of the current deferred tax liability at March 31, 2006 are as follows:

     Change in accounting method from
        cash to accrual as of August 31,
        2004. Company fully recognized the
        effect of this change on its books
        at August 31, 2004 and for tax
        purposes is recognizing effect over
        four years as per IRC Sect 481(A)              $  22,397
                                                       =========

     No adjustments have been made for the nine month period ending March 31, 2006.

NOTE 5 - COMMITMENTS

     OPERATING LEASES

     The Company leases space under a noncancellable lease that expires in October 2007, with minimum annual rentals as follows:

            CALENDAR YEAR ENDING
            --------------------
                    2006                             $  41,328
                    2007                                 6,688
                                                     ---------
                                                     $  48,016
                                                     =========

     Rent expense for the three months and nine month ended March 31, 2006 amounted to $10,332 and $21,602, respectively.

NOTE 6 - LINE OF CREDIT

     In December 2005 the Company entered into an agreement with a bank for a revolving credit facility of up to $300,000. The credit line will expire on January 15, 2007. The line of credit bears interest at 1.25% above the banks prime rate and is collateralized by a security interest in all of the assets of the Company. In addition, all obligations to the bank are personally guaranteed by the two of the stockholders of the Company. The holders of the 12% secured convertible notes as discussed in Note 7 have subordinated all indebtedness owed them to the bank. Line of credit borrowings as of March 31, 2006 were $265,000. Interest expense for the three months ended March 31, 2006 under this line of credit amounted to 3,811.

      CLEAN WATER TECHNOLOGIES, INC., DBA SHEER VISION, INC., & SUBSIDIARY
               SELECTED NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 7 - DEBT AND EQUITY TRANSACTIONS

     On September 12, 2005 pursuant to a securities offering, the Company issued 12% secured convertible notes due September 12, 2006 in the total principal amount of $1,200,000 along with 1,200 common stock purchase warrants. Interest is payable at the date of maturity. Each investor in the offering is entitled to convert up to 22.5% of the principal amount of the notes into shares of common stock at the conversion price of $2.70 per share. The notes constitute senior secured indebtedness of the Company and are secured by a security interest in all of the Company's assets. In addition the notes are subordinated to the revolving credit facility discussed in Note
     6. Interest expense for the three and nine months ended March 31, 2006 $36,000 and $79,101, respectively.

     On December 1, 2005 the Company entered into a securities purchase agreement with two individuals to acquire all of their shares of common stock in a public company, Clean Water Technologies, Inc., for the purchase price of $625,000. As a result of the transaction, Sheer Vision, Inc. would own 4,517,800 of the common stock, par value $0.001 of Clean Water Technologies, Inc. or 54.579% of the total outstanding shares. The Board of Directors of Clean Water Technologies, Inc. approved the acquisition of all of the outstanding shares of capital stock of SheerVision, Inc., for such number of shares of Common Stock as shall equal 95% of the outstanding Common Stock (giving effect of such issuance).

     On March 27, 2006 Clean Water Technologies, Inc., A Delaware corporation entered into a Share Exchange and Reorganization Agreement with SheerVision, Inc., a California corporation, and the beneficial holders thereof, in which all SheerVision shareholders exchanged all of the outstanding and issued capital stock of SheerVision for an aggregate of 9,525,137 shares of common stock, par value $0.001 per share, representing 95% of the outstanding common stock after giving effect to the transaction of Clean Water Technologies Inc. As a result of the transaction,
     SheerVision became a wholly-owned subsidiary of the Clean Water Technologies, Inc. In connection with the transaction, all shares of Common Stock owned of SheerVision have been cancelled. All options, warrants exercisable for, and securities convertible into, shares of SheerVision common stock, upon the closing of the transaction, became exercisable for such number of shares of common stock as the holder thereof would have received if such options and warrants had been exercised, or such convertible securities converted, immediately prior to such closing.

      CLEAN WATER TECHNOLOGIES, INC., DBA SHEER VISION, INC., & SUBSIDIARY
               SELECTED NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 8 - SUBSEQUENT EVENTS

In May 2006, the Company completed a private offering of convertible debt and equity securities. The Company sold 70 units for cash in the amount of $3,500,000 and an additional 12 units from the conversion of its' 12% convertible notes for $600,625. The gross and net proceeds from the offering were $4,100,625 and $3,500,000. Each unit is comprised of 9% Convertible Notes in the principal amount of $37,500, warrants to acquire an aggregate of 3,750 shares of common stock, par value $0.001 per share, and 16,667 shares of Common Stock. The purchase price per Unit was $50,000. The exercise price of the warrant shall be $1.00 per share and shall have a term of three years from the date of the final closing. The Notes shall be convertible into shares of Series A 9% cumulative convertible preferred stock, at a price of $.90 per share, with a stated value of $10 per share.

Pursuant to the terms of the Company's 12% secured convertible notes due 2006, the Company is required to repay the principal and any accrued interest on the 2006 notes upon the closing of an equity financing in which the Company receives at least $3.0 million in gross proceeds. The aggregate principal amount of such 2006 notes is $1.2 million. In connection with the offering, the Company shall give each holder of 2006 Notes the option to elect to (i) waive such holder's right to be repaid his or her principal and accrued interest on the 2006 notes,
(ii) convert the principal amount and any accrued interest on the 2006 notes into units or (iii) be repaid such holder's principal and accrued interest on the 2006 notes. Eleven holders elected to convert their notes in the aggregate of $775,000 in which 22.5% or $174,375 will be converted to common stock and 77.5% or $600,625 converted into 12 units of the current offering. Five holders elected to extend their notes for the remaining term in the aggregate amount of $225,000 and five holders elected to be paid in full in the principal amount of $200,000. All accrued interest on the 12% convertible notes will be paid at the time of conversion or payoff.

The 9% convertible notes shall automatically convert into shares of 9% cumulative convertible preferred stock upon the effectiveness of the filing by the Company of its amended and restated certificate of incorporation and a certificate of designations regarding such Preferred Stock. Interest shall accrue at the rate of 9% per annum, and shall be payable on a semiannual basis every June 30 and December 30, commencing June 30, 2006. To the extent not paid, all Interest that is accrued shall be accumulated and shall remain accumulated interest until paid.

At the option of a preferred holder, preferred stock may be converted into shares of the Company's common stock at any time at a conversion price equal to $0.90, subject to adjustment as hereinafter described.

      CLEAN WATER TECHNOLOGIES, INC., DBA SHEER VISION, INC., & SUBSIDIARY
               SELECTED NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE 8 - SUBSEQUENT EVENTS (CONTINUED)

Commencing on the date six months following the final closing, the preferred stock shall be automatically converted, without any action by any party, immediately in the event that the closing price for the Common Stock shall equal or exceed 200% of the then preferred stock conversion price for 15 of any 30 consecutive trading days. The conversion price of the preferred stock and the number of shares subject thereto shall be subject to adjustment in the event of stock splits, stock dividends, reverse stock splits, and similar events. Further, in the event that the Company should issue shares of common stock at an effective price per share less than $.90, the conversion price and the number of shares subject to the preferred stock shall be adjusted on a weighted average basis to reflect the dilution represented by the issuance of such shares of common stock and such lower effective price on a fully-diluted basis.

The company agreed to pay the placement agent approximately 8% of the net proceeds of the offering which amounted to $273,000 in cash and warrants equal to 5% of the common stock and common stock equivalents issuable under the offering. The total number of warrants issued amounted to 204,167 with an exercise price of $1.00 per share of common stock. These warrants hold a term of three years and will expire April 28, 2009.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Registrant's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors" and elsewhere in this Report. The Registrant assumes no obligation to update forward-looking statements or the risk factors. You should read the following discussion in conjunction with the Registrant's financial statements and related notes filed as an exhibit to this Report.

OVERVIEW

         The Registrant designs and sells proprietary surgical loupes and light sources to the dental and medical markets and has quickly captured a leading position in the dental hygiene market segment. In addition, Registrant acts as the OEM to a major optical company, supplying its proprietary loupes under such company's brand name. Through its exclusive arrangement with a manufacturer based in Asia, the Registrant can provide top quality loupes directly to end-users at substantially lower prices than similar products.

         Since its inception in 1999, the Registrant has rapidly established a significant base of operations characterized by steady sales growth, the deployment of a top-notch dedicated sales force, the implementation of a strategic marketing program, and continued product development activities.

         For the nine months ended March 31, 2006 and 2005, the single largest customer accounted for 8% and 7% of the Registrant's revenues respectively. As of March 31, 2006, Registrant had a working capital deficit of $1,636,032 and an accumulated deficit of $2,007,420. Registrant generated net sales of $2,012,829 for the nine months ended March 31, 2006 and recorded a net loss of $863,320. In addition, during the nine months ended March 31, 2006, net cash used in operating activities was $502,552.

ACCOUNTING PRINCIPLES

         Below is a brief description of basic accounting principles which the Registrant has adopted in determining its recognition of revenues and expenses.

         REVENUES. Sales revenues are recognized upon the shipment of products.

         COST OF GOODS SOLD. Cost of goods sold consists of costs of goods purchased from the Registrant's exclusive manufacturer. Many factors affect the Registrant's cost of goods sold, including, but not limited to, inflation and currency fluctuations related to amounts payable to this manufacturer.

         EXPENSES. The Registrant's operating expenses for the nine months ended March 31, 2006 and 2005 were comprised of costs for sales and marketing, general and administrative expenses and research and product development.

         Selling and marketing expenses consisted primarily of commissions paid to internal sales personnel, trade show expenses and travel expenses associated with the sales activities.

         General and administrative expenses included all corporate and administrative functions that serve to support the Registrant's current and future operations and provide an infrastructure to support future growth. Major items in this category included management and staff salaries, rent/leases, professional services, and travel and entertainment. Management expects these expenses to increase as a result of increased legal and accounting fees in connection with the Registrant's compliance with ongoing reporting and accounting requirements of the Securities and Exchange Commission and to the extent that management expands the Registrant's business. Sales and marketing costs are expected to fluctuate as a percentage of revenue due to the addition of sales personnel and various marketing activities planned throughout the year.

       INVENTORY. Inventory is stated at the lower of cost (first-in, first-out method) or market and consists solely of finished goods.

       DEFERRED FINANCING COSTS. Deferred financing costs represent legal and other fees associated with the issuance by the wholly-owned subsidiary of the Registrant of 12% Bridge Notes in September 2005. These costs will be amortized over the one year life of the associated notes.

         INCOME TAXES. The Registrant accounts for income taxes using the liability method as prescribed by Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES. Deferred income taxes reflect temporary differences in reporting assets and liabilities for income tax and financial accounting purposes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

         LONG-LIVED ASSETS. The Registrant's management evaluates the recoverability of the Registrant's long-lived assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Any impairment of value will be recognized as an expense in the statement of operations.

         CONCENTRATION OF CREDIT RISK. The Registrant maintains cash balances with various financial institutions, which at times may exceed the Federal Deposit Insurance Corporation limit. Registrant has not experienced any losses to date as a result of this policy and management believes that there is little risk of loss.

         ACCOUNTS  RECEIVABLE.  Accounts  receivable  are  reported  net  of any
write-off   for   uncollectible   accounts.   Accounts   are  written  off  when
significantly past due after exhaustive efforts at collection.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain line items from our statement of operations, as well as expressed as a percentage of the Registrant's net sales:

                                                THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                     MARCH 31,                           MARCH 31,
                                            ---------------------------        ----------------------------
                                            2006                2005                2006            2005
                                            ---------------------------------------------------------------
Net Sales                                   100.0%              100.0%              100.0%          100.0%

Cost of Goods Sold                           35.5%               34.2%               43.3%           34.9%

Gross Profit                                 64.5%               65.8%               56.7%           65.1%

Operating Expenses

      Shipping Expenses                       3.8%                5.6%                4.1%            5.1%

      Selling Expenses                       46.0%               30.8%               38.7%           29.1%

      General and Administrative Expenses    42.6%               23.4%               44.1%           29.1%

      Product Development Expenses            1.9%                0.0%                1.3%             .6%

             Total Operating Expenses        94.3%               59.7%               88.2%           64.0%

Income (Loss) from Operations               -29.8%                6.0%              -31.5%            1.1%

     Other (Income)/Expense                 -13.2%                0.0%              -11.7%            0.0%

Provision (Benefit) for Income Tax

      Current                                 0.0%                0.0%                 .2%            0.0%

      Deferred                                0.0%                0.0%                -.6%            0.0%

Net Income (Loss)                           -43.0%                6.0%              -42.9%            1.1%

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDING MARCH 31, 2005

         NET SALES. New Sales increased by $184,395, or 29.3%, from $630,107 for the three months ended March 31, 2005 to $814,502 for the three months ended March 31, 2006. This increase resulted primarily from an increase in net sales of Registrant's loupes and its new LED light to the dental market and an introduction into the veterinary surgical market.

         COST OF GOOD SOLD. Cost of Goods Sold increased by $73,397, or 34.0%, from $215,671 for the three months ended March 31, 2005 to $289,068 for the three months ended March 31, 2006, primarily as a result of the aforementioned increase in sales. As a percentage of net sales, cost of sales increased from 34.2% of revenue in the three months ended March 31, 2005 to 35.5% of revenue in the three months ended March 31, 2006. This increase was a result wholesale sales amounting to 5% of revenue for the three months ended March 31, 2006 compared to 0.0% for the three months ended March 31, 2005.

         GROSS PROFIT. Gross profit increased by $110,999, or 26.8%, from $414,436 for the three months ended March 31, 2005 to $525,435 for the three months ended March 31, 2006. The increase in gross profit was primarily due to the aforementioned increase in net sales. The gross profit was 64.5% of revenue for the three months ended March 31, 2006 compared to 65.8% of revenue for the three months ended March 31, 2005.

         OPERATING EXPENSES. Operating expenses increased by $391,805, or 104.0%, to $768,217 for the three months ended March 31, 2006 as compared to $376,412 for the three months ended March 31, 2005, as a result of increased, selling, and general and administrative expenses and product development costs. Selling expenses increased by $180,420, or 93.0%, to $374,355 for the three months ended March 31, 2006 as compared to $193,935 for the three months ended March 31, 2005, as a result of increase in commission expense, travel related sales expense, trade show expenses, and additional sales personnel in support of increased sales volume. General and administrative expenses increased $199,908, or 135.6%, from $147,415 for the three months ended March 31, 2005 to $347,323 for the three months ended March 31, 2006, primarily as a result of the hiring of additional personnel in support of customer service, related activities needed to support additional sales, and administrative and management staff. General and administrative costs are expected to increase in future periods as a result of our being a public Company as a result of which there will be additional costs for, among other things, professional services and insurance costs. Product development expenses increased by $15,480 for the three months ended March 31, 2006, as compared to $0 during the three months ended March 31, 2005, a result of the ongoing development and enhancement of the Registrant's line of loupe and light products.

         LOSS FROM OPERATIONS. Loss from operations increased by $280,806 to $242,782 for the three months ended March 31, 2006, compared to income of $38,024 for the three months ended March 31, 2005. This increase was the result of additional expenses in support of an aggressive sales and marketing initiative instituted for fiscal 2006.

         INTEREST EXPENSE. Interest expense, for the three months ended March 31, 2006 increased by $40,128 from interest expense of $0 the three months ended March 31, 2005. Interest expense is related primarily to the issuance of 12% secured convertible notes in September 2005.

         AMORTIZATION AND DEPRECIATION. Amortization and depreciation for the three months ended March 31, 2006 increased by $67,637 from amortization expense of $0 the three months ended March 31, 2005. The increase is due primarily to the amortization of the deferred finance costs associated with the issuance of secured convertible notes in September 2005. In addition there were fixed asset additions in the three months ended March 31, 2006 which have been depreciated.

Results of Operations for the Nine Months Ended March 31, 2006 compared to the Nine Months Ending March 31, 2005.

         REVENUE. Revenue increased by $613,697, or 43.8%, from $1,399,132 for the nine months ended March 31, 2005 to $2,012,829 for the nine months ended March 31, 2006. This increase resulted primarily from an increase in net sales of Registrant's loupes and the new LED light to the dental market and an introduction into the veterinary surgical market, through Registrant's increased national sales team and the continued growth due to name recognition in the dental hygiene market.

         COST OF GOODS SOLD. Cost of goods sold increased by $383,380, or 78.5%, from $488,530 for the nine months ended March 31, 2005 to $871,910 for the nine months ended March 31, 2006. The increase in cost of sales is primarily a result of the aforementioned increase in sales. As a percentage of net sales, cost of goods sold increased from 34.7% of net sales in the nine months ended March 31, 2005 to 43.3% of revenue in the nine months ended March 31, 2006. This increase was a direct result of the revenue mix between retail and wholesale sales. Sales attributable to wholesale sales were 13% for the nine months ending March 31, 2006 and 7% for the nine months ending March 31, 2005.

         GROSS PROFIT. Gross profit increased by $230,117, or 25.3% from $910,602 for the nine months ended March 31, 2005 to $1,140,919 for the nine months ended March 31, 2006. The increase in gross profit was directly attributable to the increase sales during the same period. The gross profit was 56.7% of revenue for the nine months ended March 31, 2006 compared to 65.3% of revenue for the nine months ended March 31, 2005. This reduction in gross profit percentage is the result of wholesale sales of 13% during the nine months ending March 31, 2006 compared to 7% for the nine months ending March 31 2005.

         OPERATING EXPENSES. Operating expenses increased by $879,909, or 98.2%, to $1,775,639 for the nine months ended March 31, 2006 as compared to $895,730 for the nine months ended March 31, 2005, as a result of increased shipping, selling, general and administrative, and product development expenses. Shipping expenses increased by $10,777, or 14.9%, to $82,830 during the nine months ended March 31, 2006, as compared to $72,053 during the nine months ended March 31, 2005. Selling expenses increased by $371,631, or 91.1%, to $779,327 for the nine months ended March 31, 2006, as compared to $407,696 during the nine months ended March 31, 2005, this increase was the result of an increase in the national sales team personnel, increases in commissions which are a direct result of increased sales and additional sales and marketing costs. General and administrative expenses increased $479,596 or 118.0%, from $407,531 for the nine months ended March 31, 2005 to $887,127 for the nine months ended March 31, 2006, primarily as a result of increased professional fees, including legal and accounting costs, an increase in staff salaries during the nine months ended March 31, 2006 as a result of hiring additional personnel in support of the growth of the Registrant. General and administrative costs are expected to increase in future periods as a result of our being a public Registrant as a result of which there will be additional costs for, among other things, professional services and insurance costs. Product development expenses increased by $17,905, or 212.0%, to $26,355 for the nine months ended March 31, 2006, as compared to $8,450 during the nine months ended March 31, 2005, as a result of the ongoing development and enhancement of the Registrant's line of loupe and light products.

         LOSS FROM OPERATIONS. Loss from operations increased by $649,542 to $634,720 for the nine months ended March 31, 2006 compared to income of $14,872 for the nine months ended March 31, 2005.

         INTEREST EXPENSE. Interest expense, for the nine months ended March 31, 2006 increased by $86,815 from interest expense of $0 the nine months ended March 31, 2005. Interest expense is related primarily to the issuance of 12% secured convertible notes in September 2005.

         AMORTIZATION AND DEPRECIATION. Amortization and depreciation for the nine months ended March 31, 2006 increased by $150,125 from amortization and depreciation expense of $0 the nine months ended March 31, 2005. The increase is due primarily to the amortization of the deferred financing costs associated with the issuance of secured convertible notes in September 2005. In addition there were fixed asset additions in the nine months ended March 31, 2006 which have been depreciated.

LIQUIDITY AND CAPITAL RESOURCES

         To date, the Registrant has financed its operations principally through internally generated funds, a bank line of credit, and proceeds of private offerings of securities. The Registrant believes that its available resources and cashflow will be sufficient to meet its anticipated operating cash needs for at least the next 12 months. The Registrant can provide no assurance that additional funding will be available on terms acceptable to Registrant, or at all. Accordingly, Registrant may not be able to secure the funding which is required to expand sales and marketing and research and development programs beyond their current levels or at levels that may be required in the future. If Registrant cannot secure adequate financing, Registrant may be required to delay, scale back or eliminate one or more of its sales and marketing initiatives or research and development programs or to enter into license or other arrangements with third parties to commercialize products or technologies that it would otherwise seek to develop itself and commercialize itself.

         In September 2005, SheerVision, Inc., a California corporation and a wholly-owned subsidiary of the Registrant ("SHEERVISION-CA"), consummated a private offering (the "2005 OFFERING") of securities of 24 units, each unit consisting of $50,000 principal amount of 12%
senior secured convertible notes, each in the aggregate principal amount of $50,000, due 2006 (the "BRIDGE NOTES"), and, giving effect to the acquisition of the Registrant by SheerVision-CA (the "TRANSACTION"), warrants (the "BRIDGE WARRANTS") 11,430 shares of common stock of the Registrant through Northeast Securities Corp., a registered broker-dealer. The Bridge Notes accrue interest at the rate of 12% per annum and are secured by a lien on all of the assets of Registrant. Of the principal amount of the Notes, 22.5% is convertible into shares of common stock of Registrant at the conversion price of $2.70 per share, provided, however, that, giving effect to the closing of the Transaction, such portion of the principal amount of the Notes shall be convertible into shares of common stock of the Registrant at the conversion price of $0.28 per share. The conversion price is subject to adjustment upon adjustment or reclassification of the securities issuable upon the conversion thereof and in the event of certain issuances at effective prices below the conversion price. The Bridge Notes are secured by a security interest in all the Registrants's assets and are expressly subordinated to the Credit Line (as hereinafter defined). The Bridge Warrants are exercisable for shares of common stock of Registrant at the exercise price of $2.70 per share, provided, however, that, giving effect to the closing of the Transaction, the Bridge Warrants shall be exercisable for shares of Common Stock at the exercise price of $.28 per share at any time and from time to time until September 2010. The exercise price is subject to adjustment upon adjustment or reclassification of the securities issuable upon the conversion thereof and in the event of certain issuances at effective prices below the exercise price. All purchasers in such offering were "accredited investors" as defined in Rule
501(a) of Regulation D under the Securities Act. The 2006 Offering (as hereinafter defined) constituted a "Qualified Financing" under the Bridge Notes obligating the Registrant to repay such obligations. Of the Bridge Notes, $775,000 aggregate principal amount thereof was converted by the holders thereof into shares of common stock of the Registrant and exchanged the remainder of such notes for units sold in the 2006 Offering, the holders of $200,000 aggregate principal amount of Bridge Notes determined to be repaid in full, and the holders of $225,000 aggregate principal amount of Bridge Notes determined to convert into shares of common stock of the Registrant be receive payment for the remainder of their Bridge Notes.

         In connection with such offering, Registrant granted to Northeast Securities Corp. warrants exercisable for an aggregate of 25,000 of common stock of Registrant (238,129 shares of Common Stock of the Registrant giving effect to the Transaction), exercisable at $2.70 per share (approximately $0.28 per share giving effect to the Transaction), exercisable for five years.

         In December 2005, Registrant entered into the Credit Line, which provides up to $300,000 of credit to Registrant. The Credit Line will expire on January 15, 2007. The Credit Line bears interest at 1.25% above the bank prime rate and is collateralized by a security interest in all of the assets of Registrant. In addition, all obligations to the bank are personally guaranteed by the two shareholders of SheerVison.

         On May 8, 2006, the Registrant in a private placement through Northeast Securities Corp., accepted subscriptions for 70 units of its securities (each a "UNIT"), each Unit comprised of 9% Convertible Notes in the principal amount of $37,500 (the "2006 NOTES"), warrants (the "2006 WARRANTS") to acquire an aggregate of 3,750 shares of common stock of the Registrant, and 16,667 shares of common stock of the Registrant. The purchase price per Unit was $50,000, for aggregate gross proceeds of $3,500,000 for all of the Units before payment of $273,000 in commissions to the Placement Agent and offering expenses in the amount of $29,883.44. Pursuant the Engagement Letter (the "ENGAGEMENT LETTER"), dated April 11, 2006, between the Registrant and Northeast Securities and the Side Letter Agreement (the "SIDE LETTER") between the Registrant and the Northeast Securities, dated April 20, 2006, the Company issued to Northeast Securities and its designees in connection with the sale of the 70 Units, 204,167 warrants. The private placement of the Units was made pursuant to Subscription Agreements between the Registrant and each of the purchasers of the Units.

         The exercise price of each of the 2006 Warrants is $1.00 per share of Common Stock. The Warrants are exercisable at any time or from time to time on or after April 28, 2006 (the "INITIAL EXERCISE DATE") until the third anniversary of the Initial Exercise Date.

         The 2006 Notes are mandatorily convertible into shares of Series A 9% Cumulative Convertible Preferred Stock, par value $0.001 per share, of the Company, with a stated value of $10 per share (the "PREFERRED STOCK"), following the creation of such series of securities and the expiration of the requisite waiting period relating to the distribution of an Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934, as amended, being distributed to stockholders.

         Each of the purchasers of the Units has represented that the purchaser is an "accredited investor" and has agreed that the securities issued in the private placement are to bear a restrictive legend against resale without registration under the Act. The securities making up the Units were sold by the Registrant pursuant to the exemption from registration afforded by Section 4(2) of the Act and Registration D thereunder.

         The following factors, among others, could cause actual results to differ from those indicated in the above forward-looking statements: pricing pressures in the industry; an unexpected decrease in demand for the Registrant's products; its ability to attract new customers; an increase in competition in the optical products market; and the ability of some of our customers to obtain financing. These factors or additional risks and uncertainties not known to Registrant or that it deems immaterial may impair business operations and may cause its actual results to differ materially from any forward-looking statement.

         Although the Registrant believes the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. The Registrant is under no duty to update any of the forward-looking statements after the date of this report to conform them to actual results or to make changes in its expectations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Registrant is exposed to market risk for changes in interest rates as its bank borrowings accrue interest at floating rates of 1.25% over the Prime Lending Rate (currently at 8.75% per annum). The Registrant believes that changes in interest rates shall not have a material effect on its liquidity, financial condition or results of operations.

IMPACT OF INFLATION

         Management believes that results of operations are not dependent upon moderate changes in inflation rates as it expects to be able to pass along component price increases to the Registrant's customers.

SEASONALITY

         The Registrant has not experienced any material seasonality in sales fluctuations over the past two years in the loupe and light markets. The Registrant experiences some immaterial seasonality in the dental hygiene market due to the nature of the school year. This flucuation does not effect the overall sales of the the Registrant due to the demand in other market segments.

ITEM 3.     CONTROLS AND PROCEDURES.

         As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective to cause the material information required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

                                     PART II

ITEM 2.     UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

         On March 27, 2006 the Registrant entered into a Share Exchange and Reorganization Agreement (the "EXCHANGE AGREEMENT") with SheerVision, Inc., a California corporation ("SHEERVISION"), and the beneficial holders thereof (the "SheerVision Shareholders"), which sets forth the terms and conditions of the business combination of the Registrant and SheerVision (the "TRANSACTION") in which all SheerVision Shareholders shall exchange all of the outstanding and issued capital stock of SheerVision for an aggregate of 9,525,137 shares of common stock of the Registrant, representing 95% of the outstanding common stock after giving effect to the Transaction. The Registrant effected such transaction based upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended. As a result of the Transaction, SheerVision became a wholly-owned subsidiary of the Registrant, and the SheerVision Shareholders shall become the controlling stockholders of the Registrant. In connection with the Transaction, all shares of common stock of the Registrant owned of record by SheerVision was be cancelled and became authorized, but unissued, shares of common stock at the closing of the Transaction. All options, warrants exercisable for, and securities convertible into, shares of SheerVision common stock, upon the closing of the Transaction, became exercisable for such number of shares of common stock of the Registrant as the holder thereof would have received if such options and warrants had been exercised, or such convertible securities converted, immediately prior to such closing.

         For information relating to the private placement of securities of the Registrant which closed on May 8, 2006, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

                  Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         On April 26, 2006, the holders of at least a majority of the outstanding shares of common stock of the Company acted by written consent, without a meeting of stockholders, to amend and restate the Company's Certificate of Incorporation to effect the following principal changes:

(1)      change the name of the Company to SheerVision, Inc.;

(2)      increase the amount of authorized common stock of the Company;

(3) add a "blank check" class of preferred stock, the designations, powers, preferences and relative, participating, optional, or other special rights, and the qualifications, limitations and restrictions of which may be established in one or more series from time to time by the Board of Directors of the Company or any authorized committee thereof; and

(4) add provisions limiting the liabilities of Directors permitted under the Delaware General Corporation Law.

         The proposals were approved by the holders of a majority of the issued and outstanding shares of common stock as of April 26, 2006.

ITEM 5.     OTHER INFORMATION.

            None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

            Exhibit 3.1* Form of Certificate of Designations, Preferences and Rights of Series A Preferred Stock in the form to be filed with the Secretary of State of Delaware

            Exhibit 4.1*   Form of Warrant to Purchase Common Stock

            Exhibit 4.2*   Form of Warrant issued to Northeast Securities Corp.

            Exhibit 10.1** Share Exchange and Reorganization Agreement, dated as of March 27, 2006, incorporated by reference as
                           Exhibit 10.1 to the Current Report on Form 8-K filed March 28, 2006 with the SEC, as amended

            Exhibit 10.2*  Form of Subscription Agreement

            Exhibit 10.3*  Form of 9% Convertible Promissory Note

            Exhibit 10.4* Form of Engagement Letter, dated April 11, 2006, between the Registrant and Northeast Securities Corp.

            Exhibit 10.5* Form of Side Letter, dated April 26, 2006, between the Registrant and Northeast Securities Corp.

            Exhibit 10.6* Form of Registration Rights Letter, by the Registrant in favor of the Investors

            Exhibit 19.1 Preliminary Information Statement provided to security holders pursuant to Section 14(c), filed with the SEC on April 28, 2006, and herein incorporated by reference

            Exhibit 31.1 Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            Exhibit 32.1 Certification of C.E.O. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

---------------
* Incorporated by reference to Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on May 11, 2006.

** Incorporated by reference to Current Report on Form 8-K of the Registrant filed with the Securities and Exchange Commission on March 28, 2006.

         (b)     Reports on Form 8-K

         A Current Report on Form 8-K was filed on March 28, 2006 reporting under Items 1.01, 2.01, 3.02, 5.01, 5.05, 5.06, and 8.01 regarding changes in control, change in shell company status, and the unregistered sale of securities upon the execution of a Share Exchange and Reorganization Agreement and regarding the adoption of a Code of Ethics, and was subsequently amended on April 5, 1006 to include the appropriate exhibits.

         A Current Report on Form 8-K was filed on April 13, 2006 reporting under Item 8.01, regarding the announcement of the closing of the Share Exchange and Reorganization Agreement that occurred on April 12, 2006.

         A Current Report on Form 8-K was filed on May 11, 2006 reporting  under
         Item 1.01, 2.03, 3.02 and 9.01 regarding the private placement of securities of the Registrant, which closed on May 8, 2006.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CLEAN WATER TECHNOLOGIES, INC.

Date:  May 15, 2006                   By:   /s/ Suzanne Lewsadder
                                         -------------------------
                                          Suzanne Lewsadder
                                          C.E.O., Treasurer and Director
                                          (Principal Accounting Officer)