Form 10QSB
period 2006-05-31
SHEERVISION, INC.
filed 2006-07-12
CIK 1096187

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

X   QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF  THE SECURITIES  EXCHANGE ACT
___ OF 1934


                    For quarterly period ended MAY 31, 2006
                                               ------------

___ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT


           For the transition period from__________ to _______________

                         Commission File Number: 0-6658
                                                 ------

                                SHEERVISION INC.

        (Exact name of small business issuer as specified in its charter)

                DELAWARE                             23-2426437
         ------------------------          -----------------------------------
         (State of incorporation)         (I.R.S. Employer Identification No.)

          4030 PALO VERDES DRIVE N., SUITE 104, ROLLING HILLS, CA 90274
          -------------------------------------------------------------
                    (Address of principal executive offices)

                                 (310) 265-8918
                                 --------------
                           (Issuer's telephone number)

                         CLEAN WATER TECHNOLOGIES, INC.,
         2716 St. Andrews, Boulevard, Suite 200 Tarpon Springs Fl. 34688
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes [ x ]                  No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 27, 2006: 12,167,519 shares outstanding of the Company's Common Stock, par value, $.001.

Transitional Small Business Disclosure Format (check one):
         Yes [   ]                  No [ x ]

                                TABLE OF CONTENTS

HEADING                                                                                                 PAGE
-------                                                                                                 -----
                                                     PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements   ..................................................................   1

Item 2.        Management's Discussion and Analysis or Plan of Operation................................   8

Item 3.        Controls and Procedures..................................................................  12


                                                      PART II. OTHER INFORMATION

Item 1.        Legal Proceedings........................................................................  13

Item 2.        Unregistered Sale of Equity Securities and Use of Proceeds...............................  13

Item 3.        Defaults upon Senior Securities..........................................................  13

Item 4.        Submission of Matters to a Vote of Securities Holders....................................  14

Item 5.        Other Information........................................................................  14

Item 6.        Exhibits and Reports on Form 8-K.........................................................  14


Signatures..............................................................................................  16

                                     PART 1
ITEM 1. FINANCIAL STATEMENTS

                         SHEERVISION, INC. & SUBSIDIARY
                    CONDENSED AND CONSOLIDATED BALANCE SHEET
                                  MAY 31, 2006
                                    UNAUDITED




CURRENT ASSETS:
      Cash and cash equivalents                               $  2,218,826
      Accounts receivable                                          135,763
      Inventory                                                    104,316
      Prepaid Expenses and other current assets                    108,008
      Deferred financing costs                                      77,785

                                                              -------------
            TOTAL CURRENT ASSETS                                 2,644,698
                                                              -------------

PROPERTY AND EQUIPMENT                                               8,778
                                                              -------------


                                                              $  2,653,476
                                                              =============


CURRENT LIABILITIES:
      Convertible notes payble                                $    380,000
      Accounts payable                                             140,445
      Accrued registration penalty                                 205,031
      Interest payable                                             116,609
      Deferred income tax payable                                   22,397
      Other current liabilities                                     47,468
                                                              -------------
            TOTAL CURRENT LIABILITIES                              911,950
                                                              -------------

OTHER LIABILITIES:
      Convertible notes payable                                  3,075,469
                                                              -------------
            TOTAL LIABILITIES                                    3,987,419
                                                              -------------

STOCKHOLDERS' DEFICIENCY:
      Common stock - par value $.001;                               12,168
         Authorized 90,000,000 shares -                                  -
           issued and outstanding 12,167,519                             -
      Additional paid in capital                                    69,016
      Accumulated deficit                                       (1,415,127)
                                                              -------------
            TOTAL STOCKHOLDERS' DEFICIENCY                      (1,333,943)
                                                              -------------


                                                              $  2,653,476
                                                              =============



      See accompanying notes to condensed consolidated financial statements

                         SHEERVISION, INC. & SUBSIDIARY
               CONDENSED AND CONSOLIDATED STATEMENT OF OPERATIONS
                                    UNAUDITED

                                                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                              MAY 31                            MAY 31
                                                                --------------------------------  --------------------------------
                                                                        2006             2005              2006             2005
                                                                --------------------------------  --------------------------------
NET SALES                                                       $       880,144     $   759,332   $      2,343,019  $   1,590,659

COST OF GOODS SOLD                                                      263,630         238,079            938,836        494,872

                                                                --------------------------------  --------------------------------
GROSS PROFIT                                                            616,514         521,253          1,404,183      1,095,787

OPERATING EXPENSES:
       Warehouse & shipping expenses                                     33,934          34,017             92,351         82,592
       Selling expense                                                  412,407         183,485          1,032,100        465,097
       G & A Expense                                                    378,463         177,066          1,001,272        485,708
       Product Development                                                6,465               -             28,945          8,450
                                                                --------------------------------  --------------------------------
                        Total operating expenses                        831,269         394,568          2,154,668      1,041,847
                                                                ---------------    -------------  ----------------    ------------

INCOME (LOSS) FROM OPERATIONS                                          (214,755)        126,685           (750,485)        53,940
                                                                --------------------------------  --------------------------------

OTHER (EXPENSE) INCOME
       Interest expense                                                (107,917)              -           (180,157)             -
       Interest income                                                    9,773               -             10,750              -
       Registration penalty on preferred stock issuance                (205,031)              -           (205,031)             -
       Amortization of deferred financing costs                         (68,810)              -           (195,210)             -
       Depreciation                                                        (323)              -               (755)             -
                                                                ------------------------------------------------------------------
                          Total other expense                          (372,308)              -           (570,403)             -
                                                                ---------------    -------------  ----------------    ------------

INCOME (LOSS) BEFORE INCOME TAX                                        (587,063)        126,685         (1,320,888)        53,940

PROVISION FOR INCOME TAX:                                                 3,340           8,066              3,340          8,066

                                                                ------------------------------------------------------------------
NET INCOME (LOSS)                                               $      (590,403)    $   118,619   $     (1,324,228) $      45,874
                                                                ==================================================================



Earnings (loss) per common share:
       Basic                                                              (0.05)           0.01              (0.13)             -
       Diluted                                                            (0.05)           0.01              (0.13)             -

Weighted average number of shares outstanding                        10,740,325      10,026,460         10,264,594     10,026,460
                                                                ================================  ================================


      See accompanying notes to condensed consolidated financial statements

                         SHEERVISION, INC. & SUBSIDIARY
               CONDENSED AND CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED

                                                                                       NINE MONTHS ENDING MAY 31
                                                                                    -------------------------------
                                                                                         2006             2005
                                                                                    --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net (loss) income                                                             $  (1,324,228)   $   45,874
      Adjustments to reconcile net (loss) income to net
         cash used in operating activities:
         Depreciation                                                                         754             -
         Amortization of deferred financing costs                                         195,211             -
         Donated services                                                                  41,277             -
         Changes in assets and liabilities:
             Accounts receivable                                                          (97,822)      (39,640)
             Inventory                                                                     35,578        18,000
             Prepaid expenses                                                             (21,584)     (120,416)
             Accounts payable                                                             (92,627)      (14,253)
             Accrued registration penalty - preferred stock                               205,031             -
             Interest payable                                                             116,609             -
             Other current liabilities                                                    (15,896)         (146)
             Deferred income tax payable                                                        -       (33,596)

                                                                                    ----------------------------

NET CASH USED IN OPERATING ACTIVITIES                                                    (957,697)     (144,177)
                                                                                    --------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
             Purchase of property and equipment                                            (9,532)            -
             Due from stockholders                                                              -       181,255
             Purchase of stock - CWTI                                                    (625,000)            -
                                                                                    --------------   -----------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                      (634,532)      181,255
                                                                                    --------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
             Deferred financing costs                                                    (237,423)            -
             Due to stockholders                                                          (82,784)      (28,021)
             Issuance of common stock                                                       2,141             -
             Net proceeds from conversion of convertible notes                            666,440             -
             Convertible notes                                                          3,455,469             -
                                                                                    --------------   -----------
NET CASH PROVIDED BY(USED IN) FINANCING ACTIVITIES                                      3,803,843       (28,021)
                                                                                    --------------   -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                 2,211,614         9,057

CASH AND CASH EQUIVALENTS - beginning                                                       7,212        56,118
                                                                                    --------------   -----------

CASH AND CASH EQUIVALENTS - ending                                                  $   2,218,826    $   65,175
                                                                                    ==============   ===========


SUPPLEMENTRY DISCLOSURES OF CASH FLOWS:
             Cash paid during the period for:
                Interest                                                            $      17,852    $        -
                                                                                    ==============   ===========

                Income taxes                                                        $           -    $        -
                                                                                    ==============   ===========


SCHEDULE OF NON - CASH FINANCING ACTICITIES:
                Adjustments related to reverse merger into public shell             $   1,090,876    $        -
                                                                                    ==============   ===========

          See accompanying notes to condensed consolidated financial statements

                        SHEER VISION, INC., & SUBSIDIARY
               SELECTED NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  MAY 31, 2006


NOTE 1 - BASIS OF PRESENTATION

The accompanying interim consolidated financial statements of SheerVision, Inc., & Subsidiary (collectively the "Company") are unaudited; however, in the opinion of management, the interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods. All inter-company balances and transactions have been eliminated in consolidation. Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuit to the applicable rules and regulations of the Securities and Exchange Commission. The preparation of financial statements required management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. The results of operations for the three and nine months ended May 31, 2006, are not necessarily indicative of the results to be expected for the year ending August 31, 2006. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the years ended August 31, 2005 and 2004 appearing in the Clean Water Technologies, Inc. Form 8-K/A dated March 27, 2006 as filed with the Securities and Exchange Commission.


NOTE 2 - INVENTORIES

     Inventories at May 31, 2006 consist of the following:

         Finished goods                            $104,316
                                                   ========


NOTE 3 - PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost less accumulated depreciation and amortization and are depreciated or amortized using the straight-line method over the following estimated useful lives:

         Furniture and equipment                          7 years
         Computer equipment                               5 years

     Depreciation expense for the 3 and 9 months ended May 31, 2006 was $323 and $755 respectively.

                        SHEER VISION, INC., & SUBSIDIARY
               SELECTED NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  MAY 31, 2006


NOTE 4 - INCOME TAXES

     The components of the deferred tax liability at May 31, 2006 are as follows:


       Change in accounting method from cash to accrual as of
         August 31, 2004. Company fully recognized the effect
         of this change on its books at August 31, 2004 and for
         tax purposes is recognizing effect over four years as
         per IRC Sect 481(A)                                           $  22,397
                                                                       =========

     No adjustments have been made for the nine-month period ending May 31, 2006.


NOTE 5 - COMMITMENTS

     OPERATING LEASES

     The Company leases space under a noncancellable lease that expires in October 2007, with minimum annual rentals as follows:

     FISCAL YEAR ENDING AUGUST 31,

                    2006                             $  36,456
                    2007                                41,328
                    2008                                 6,888
                                                     ---------
                                                     $  84,672
                                                     =========

     Rent expense for the three months and nine months ended March 31, 2006 amounted to $10,232 and $26,924, respectively.


NOTE 6 - LINE OF CREDIT


     In December 2005 the Company entered into an agreement with a bank for a revolving credit facility of up to $300,000. The credit line ("Line") will expire on January 15, 2007. The Line bears interest at 1.25% above the bank's prime rate and is collateralized by a security interest in all of the assets of the Company. In addition, all obligations to the bank are personally guaranteed by the two stockholders of the Company who are also officers and directors. The holders of the Company's 12% secured convertible notes as discussed in Note 7 have subordinated all indebtedness owed them to the bank. There were no outstanding borrowings under the Line as of May 31, 2006. Interest expense for the three months and nine months ended May 31, 2006 under the Line amounted to $0, and 4,859, respectively.

                        SHEER VISION, INC., & SUBSIDIARY
               SELECTED NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  MAY 31, 2006


NOTE 7 - DEBT AND EQUITY TRANSACTIONS


     On September 12, 2005, the Company issued in a private placement its 12% secured convertible notes due September 12, 2006 in the total principal amount of $1,200,000 (the "12% NOTES") along with five-year common stock purchase warrants to purchase 274,321 shares of common stock at $0.28346 per share. Interest is payable at the date of maturity. Based on relative fair values, the Company has attributed $68,838 of the total proceeds to the warrants, accounted for as a discount to the convertible note and as additional paid-in capital. The discount is being amortized over the term of the 12% Notes as interest expense. Each noteholder is entitled to convert up to 22.5% of the principal amount of the 12% Notes into shares of common stock at the conversion price of $0.28346 per share (after giving effect of the Share Exchange and Reorganization Agreement and the reverse stock split). The 12% Notes constitute senior secured indebtedness of the Company secured by a security interest in all of the Company's assets, but subordinated to borrowings under the Line of Credit discussed in Note 6.

     Interest expense for the three and nine months ended May 31, 2006 amounted to $26,625 and $93,726, respectively. The Company is required to prepay the principal and any accrued interest on the 12% Notes upon the closing of an equity financing having gross proceeds of at least $3.0 million. In connection with a private placement in May 2006 of units of securities described below, eleven holders of the Notes elected to convert 22.5% ($174,375) of their 12% Notes in the aggregate amount of $775,000 into 615,165 shares of common stock, with the $600,625 balance from the May 2006 private placement converted into an aggregate principal amount of $450,000 of 9% Convertible Notes, 200,004 shares of common stock and warrants to acquire 45,000 additional shares of common stock. Six holders elected to extend their Notes having an aggregate amount of $263,750 for the remaining term, one holder elected to convert 22.5% of the principal ($11,250) into 39,688 shares of common stock, and four holders elected to receive cash of $116,250 and 119,064 shares of common stock with a value of $33,750 in full payment of the 12% Notes,. Accrued interest of $70,375 on the 12% Notes surrendered for conversion or payment was paid on June 4, 2006.

     In December 2005, the Company issued 1,000,000 shares of common stock (135,135 shares after giving effect of the 1 for 7.4 reverse stock split to its then stockholders) in satisfaction of $34,150 of debt.

     On December 1, 2005, the Company acquired 4,517,800 of the common stock, par value $0.001, of Clean Water Technologies, Inc. ("CWTI"), or 54.579% of the outstanding shares, of CWTI from two individuals for a purchase price of $625,000.

     On March 27, 2006, CWTI entered into a Share Exchange and Reorganization Agreement with SheerVision, Inc., a California corporation, and its shareholders thereof, in which all SheerVision shareholders exchanged all of the outstanding and issued capital stock of SheerVision for an aggregate of 9,525,137 shares of CWTI common stock, representing 95% of its outstanding common stock after giving effect to the transaction. As a result, SheerVision became a wholly-owned subsidiary of CWTI and all options, warrants exercisable for, and securities convertible into, shares of SheerVision common stock, became exercisable for or convertible into such number of shares of CWTI common stock as the holder thereof would have received if such options and warrants had been exercised, or such convertible securities converted, immediately prior to closing.

                        SHEER VISION, INC., & SUBSIDIARY
               SELECTED NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  MAY 31, 2006


NOTE 7 - DEBT AND EQUITY TRANSACTIONS (CONTINUED)


     In May 2006, the Company completed a private offering of convertible debt and equity securities. The Company sold 82 units for $4,100,625, of which $3,500,000 (70 units) was paid in cash and $600,625 (12 units) was paid by the surrender of 12% Notes in the principal amount of $600,625. Each unit comprised a 9% Convertible Note in the principal amount of $37,500, 16,667 shares of common stock and three year warrants to acquire an aggregate of 3,750 shares of common stock at a price of $1.00 per share. The purchase price per unit was $50,000. The 9% Notes were convertible into shares of the Company's Series A 9% cumulative convertible preferred stock, at a price of $.90 per share, with a stated value of $10 per share.

     On June 12, 2006, the 9% Notes automatically converted into 3,075,469 shares of the Company's 9% cumulative convertible preferred stock upon the effectiveness of the filing of the Company's amended and restated certificate of incorporation to change the Company's name from CWTI to SheerVision, Inc., and make a corresponding designation regarding such preferred stock. Dividends accrue at the rate of 9% per annum and are payable every June 30 and December 31, commencing June 30, 2006. To the extent not paid, accrued dividends shall be accumulated until paid. At the option of the holder, preferred stock may be converted into common stock at any time at a conversion price of $0.90 per share.

     If the Company does not timely perform Under a registration rights agreement, if the Company is unable to timely register its common stock, it has agreed to pay its investors damages in the amount equal to .05% per month, up to a maximum of 5%, of the aggregate amount invested. The Company has recorded a liability at May 31, 2006 for the maximum amount of the registration penalty it could be required to pay.

     Commencing on November 8, 2006, a date six months following the final closing, the preferred shares convert without any action by a holder of the Company, in the event that the closing price in its trading market for a share of the common stock equals or exceeds 200% of the then preferred stock conversion price for 15 of any 30 consecutive trading days. The conversion price of the preferred stock and the number of shares subject to conversion are to be subject to adjustment in the event of stock splits, stock dividends, reverse stock splits, and similar events. Further, in the event that the Company issues shares of its common stock at an effective price per share less than $0.90, the conversion price and the number of shares subject to the preferred stock conversion adjust on a weighted average basis to reflect the dilution.

     The Company paid the placement agent for the May 2006 private placement a cash commission of $273,000 (approximately 8% of the net proceeds) and issued to it warrants to purchase at $1.00 per share 204,167 shares of common stock, (5% of the shares of common stock and common stock equivalents sold). The warrants expire April 28, 2009. The Company also paid a financial consultant an advisory fee of 5 % of the gross proceeds, or $205,000, of which the advisor paid $100,000 to acquire two units in the private placement.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

CERTAIN STATEMENTS CONTAINED IN THIS REPORT ARE NOT BASED ON HISTORICAL FACTS, BUT ARE FORWARD-LOOKING STATEMENTS THAT ARE BASED UPON VARIOUS ASSUMPTIONS ABOUT FUTURE CONDITIONS. ACTUAL EVENTS IN THE FUTURE COULD DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING INFORMATION. NUMEROUS UNKNOWN FACTORS AND FUTURE EVENTS COULD CAUSE SUCH DIFFERENCES, INCLUDING BUT NOT LIMITED TO, PRICING PRESSURES IN THE INDUSTRY; AN UNEXPECTED DECREASE IN DEMAND FOR OUR PRODUCTS; OUR ABILITY TO ATTRACT NEW CUSTOMERS; AN INCREASE IN COMPETITION IN THE OPTICAL PRODUCTS MARKET; AND THE ABILITY OF SOME OF OUR CUSTOMERS TO OBTAIN FINANCING. THESE FACTORS OR ADDITIONAL RISKS AND UNCERTAINTIES NOT KNOWN TO US OR THAT WE DEEM IMMATERIAL MAY IMPAIR BUSINESS OPERATIONS AND MAY CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENT, AND OTHER FACTORS AFFECTING THE COMPANY'S BUSINESS THAT ARE BEYOND THE COMPANY'S CONTROL. CONSEQUENTLY, NO FORWARD-LOOKING STATEMENT CAN BE GUARANTEED.

WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

LIQUIDITY AND CAPITAL RESOURCES

     As a result of a Share Exchange and Reorganization Agreement dated March 27, 2006 (the "Agreement"), SheerVision, Inc. ("SheerVision") became a wholly-owned subsidiary of Clean Water Technologies, Inc. ("Clean Water"). Consequently SheerVision's business operations constitute all of the business operations of the newly combined company (the "Company") since Clean Water was not an operating business prior to entering into the Agreement. In September 2005 SheerVision consummated a private offering (the "2005 PRIVATE PLACEMENT") of 24 units, at an offering price of $50,000 per unit, each unit consisting of one year 12% senior secured convertible notes in the principal amount of $50,000 (the "12% NOTES"), and warrants to purchase an aggregate of 11,430 shares of our common stock through Northeast Securities Corp., a registered broker-dealer ("NESEC"). The 12% Notes are secured by a lien on all of the assets of SheerVision, subject to subordination to the Credit Line. Twenty-two and a half percent (22.5%) of the principal amount of the 12% Notes was convertible into shares of SheerVision's common stock at the effective conversion price of approximately $0.28 per share. The warrants are exercisable at the effective exercise price of approximately $0.28 per share at any time and from time to time until September 2010. The conversion and exercise prices are subject to adjustment upon adjustment or reclassification of the securities issuable upon the conversion or exercise thereof and in the event of certain issuances at effective prices below the exercise price. All purchasers in such offering were "ACCREDITED INVESTORS" as defined in Rule 501(a) of Regulation D under the Securities Act. In connection with such offering, SheerVision paid to NESEC a cash commission in the amount of approximately $273,000 and granted to NESEC warrants to purchase an aggregate of 238,129 shares of its common stock exercisable at $0.28 per share for five years.

     In December 2005, SheerVision entered into an agreement with Vinyard Bank for a revolving credit facility of up to $300,000 (the "CREDIT LINE"), expiring on January 15, 2007. The Credit Line bears interest at 1.25% above the bank prime rate and is collateralized by a security interest in all of the assets of SheerVision. In addition, all obligations to the bank are personally guaranteed by Suzanne Lewsadder and Jeffrey Lewsadder, our Chief Executive Officer and President, respectively. On May 31, 2006, warrants were exercisable and there was no outstanding indebtedness under the Credit Line.

     To date, SheerVision (now the Company) has financed operations principally through internally generated funds, a bank line of credit, and offerings of securities exempt from the registration requirements of the Securities Act. The Company believes that its available resources and cash flows will be sufficient to meet the businesses anticipated operating cash needs for at least 12 months ended May 31, 2007 based on the current level of operation. The Company estimates, however, that it will require substantial additional financing at various intervals for sales and marketing, and research and development programs, including significant requirements for operating expenses and for intellectual property protection and enforcement. The Company can provide no assurance that additional funding will be available on a timely basis on acceptable terms, or at all. Accordingly, the Company may not be able to secure the funding that is required to expand sales and marketing and research and development beyond their current levels or at levels that may be required in the future. If the Company cannot secure adequate financing, it may be required to delay, scale back or eliminate one or more of its sales and marketing initiatives or research and development programs, or enter into license or other arrangements with third parties to commercialize products or technologies that the Company would otherwise seek to develop and commercialize itself. In such an event, the Company's business, prospects, financial condition, and results of operations could be adversely affected, as delays may be required for expansion or product introductions, or entrance into royalty, sales or other agreements with third parties for the commercialization of products.


     On May 8, 2006, in a private offering (the "2006 PRIVATE PLACEMENT") conducted through NESEC exempt from the registration requirements of the Securities Act, the Company sold an aggregate of 70 units (each comprised of 9% convertible notes in the principal amount of $37,500, 16,667 shares of common stock and warrants to acquire an aggregate of 3,750 shares of common stock) for $3,500,000. The warrants are exercisable at $1.00 per share of common stock at any time or from time to time prior to April 28, 2009. In addition, the holders of $775,000 aggregate principal amount of the 12% Notes agreed to convert these notes into an aggregate of 12.0125 Units. The Company paid NESEC $273,000 in commissions and offering expenses of $29,883.44 and issued its designees, in connection with the sale of the 70 Units, 204,167 warrants. Each of the purchasers of the Units has represented that the purchaser is an "ACCREDITED INVESTOR" and has agreed that the securities issued in the private placement bear a restrictive legend against resale without registration under the Securities Act. The securities constituting the Units were sold by the Company pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act and Regulation D.

         The Company leases space under a non-cancellable lease that expires in October 2007, with minimum annual rentals as follows:

        FISCAL YEAR ENDING AUGUST 31                 ANNUAL RENTAL
        ----------------------------                 -------------

                    2006                             $  36,456
                    2007                                41,328
                    2008                                 6,688
                                                     ---------
                                                     $  84,672
                                                     =========

     Rent expense for the nine months ended May 31, 2006 and 2005 was $25,374, and $13,572, respectively.

     During the nine months ended May 31, 2006, net cash used in operations was $957,697, as compared to net cash used by operations of $144,177 during the nine months ended May 31, 2005. This increase was in part due to increases in accounts receivable and inventories of $58,182 and $17,578 respectively, a decrease in accounts payable of $94,124, and deferred financing costs of $195,211in the nine months ended May 31, 2006.

     In December 14, 2004, SheerVision entered into an agreement with Hallmark Capital Corp. ("HALLMARK") pursuant to which Hallmark provided financial advisory services to SheerVision through September 15, 2005 in exchange for a non-refundable advisory fee of $15,000 and specified fixed success fees. SheerVision entered into a second agreement, dated September 15, 2005, with Hallmark pursuant to which Hallmark agreed to provide additional advisory services in exchange for consulting fees of $25,000 per quarter for eight quarters, commencing on September 30, 2005, and five year warrants to acquire an aggregate of 476,257 shares of common stock at the price of $0.28 per share.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MAY 31, 2006 COMPARED TO THE THREE MONTHS ENDING MAY 31, 2005.

REVENUE. Revenue increased by $120,812, or 15.9%, from $759,332 for the three months ended May 31, 2005 to $880,144 for the three months ended May 31, 2006, primarily as a result of an increase in net sales of SheerVision products to the dental, veterinary and surgical markets.

COST OF SALES: Cost of Sales increased by $25,551, or 10.7%, from $238,079 for the three months ended May 31, 2005 to $263,631 for the three months ended May 31, 2006, primarily because of the aforementioned increase in sales. As a result of the lower costs for the light source product versus the loupes product cost, cost of sales, as percentage of revenue, decreased from 31.4% for the three months ended May 31, 2005 to 30.0% of revenue for the three months ended May 31, 2006.

GROSS PROFIT. Primarily due to the increase in net sales, gross profit increased by $95,261, or 18.3%, from $521,253 for the three months ended May 31, 2005 to $616,513 for the three months ended May 31, 2006. Due to the higher profit margins in the light products sales, the gross profit margin was 70.0% for the three months ended May 31, 2006 compared to 68.6% for the three months ended May 31, 2005.

OPERATING EXPENSES. During the months ended May 31, 2006 the Company incurred acquisition and reorganization expenses of $84,600, costs of $177,000 associated with becoming and being publicly held, including additional compensation and efforts related to responsibilities and obligations arising from disclosure and public reporting requirements and stockholders relationships, and $175,100 of costs associated with the launch of major sales developments initiatives, including increased personnel and compensation and direct marketing. These costs were the principal reasons for the increase in operating expenses of $436,701, or 110.7%, to $831,268 for the three months ended May 31, 2006 as compared to $394,568 for the three months ended May 31, 2005. The increases included additional (i) selling expense of $228,922, or 124.8%, to $412,407 for the three months ended May 31, 2006 as compared to $183,485 for the three months ended May 31, 2005, (ii) general and administrative expenses of $201,397, or 113.7%, from $177,066 for the three months ended May 31, 2005 to $378,463 for the three months ended May 31, 2006, and (iii) product development costs of $6,465 for the three months ending May 31, 2006 compared to none for the three months ending May 31, 2005. Warehouse & shipping expenses decreased by only $83 to $33,934, or 3.9% of sales, for the three months ended May 31, 2006, compared to $34,017 or 4.5% of sales for the three months ended May 31, 2005 as a result of shipping enhanced efficiencies.

LOSS FROM OPERATIONS: Loss from operations was $214,755 for the three months ended May 31, 2006, compared to income from operations of $126,685 for the three months ended May 31, 2005. The operating loss was the result of additional expenses in support of aggressive sales and marketing initiatives instituted for fiscal 2006 as well as the increase in support staff and professional fees associated with the new company structure.

INTEREST EXPENSE: Interest expense, for the three months ended May 31, 2006 was $107,917 (none was incurred for the year earlier comparable period), of which approximately $50,000 related to the issuance of 12% secured convertible notes and 9% preferred convertible notes, $45,696 represented the discount attributed to warrants related to the 12% convertible notes and $12,221 related to the Company's bank line of credit.

INTEREST INCOME: Interest income for the three months ended May 31, 2006 was $9,773 (none was earned for the year earlier comparable period), primarily due to the investment at variable money market rates of funds generated through the private placement offering in May 2006.

REGISTRATION PENALTIES: Registration penalties of $205,031 on the preferred stock issuance for the three months ending May 31, 2006 were incurred under the registration rights agreement related to its 9% convertible notes. In accordance with EITF 00-19 the Company recorded the maximum amount of the registration penalty it may be required to pay, in the event it fails meet the registration guidelines.

AMORTIZATION AND DEPRECIATION: Amortization and depreciation for the three months ended May 31, 2006 was $69,133, of which $68,810 is the amortization of the deferred financing costs associated with the issuance of secured convertible notes in September 2005.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MAY 31, 2006 COMPARED TO THE NINE MONTHS ENDING MAY 31, 2005.

REVENUE: Revenue increased by $752,360, or 47.3%, from $1,590,659 for the nine months ended May 31, 2005 to $2,343,019 for the nine months ended May 31, 2006, primarily due to an increase in net sales of SheerVision's surgical loupes and the new LED light to the dental market and entry into the veterinary surgical market through SheerVision's increased national sales team and increased name recognition in the dental hygiene market.

COST OF SALES: Cost of sales increased by $443,964, or 89.7%, from $494,872 for the nine months ended May 31, 2005 to $938,837 for the nine months ended May 31, 2006, primarily a result of the aforementioned increase in sales. As a percentage of revenue, cost of sales increased from 31.1% for the nine months ended May 31, 2005 to 40.1% for the nine months ended May 31, 2006, attributable to the higher proportion, 13% vs. 6%, of sales represented by the lower margin wholesale sales.

GROSS PROFIT. Due to increased sales, gross profit increased by $308,396, or 28.1%, from $1,095,787 for the nine months ended May 31, 2005 to $1,404,183 for the nine months ended May 31, 2006, but as a percentage of sales, the gross profit margin decreased to 59.9% for the nine months ended May 31, 2006 from 68.9% for the nine months ended May 31, 2005, due primarily to the increase proportion of sales represented by the wholesale sales.

OPERATING EXPENSES. During the nine months ended May 31, 2006, the Company incurred $282,000 of acquisition and reorganization costs, including related legal, financing, consulting, auditing and securities act filing expenses; $365,000 associated with becoming and being a publicly held company, including increased personnel and compensation arising from reporting requirements and stockholder relationships; and $465,000 of costs associated with the launch of major sales development initiatives, including increases of sales personnel and compensation and direct marketing campaigns. These costs were the principal reasons for the increase in operating expenses of $1,112,821, or 106.8%, to $2,154,667 for the nine months ended May 31, 2006 from $1,041,847 for the nine months ended May 31, 2005, including increases of: (i) selling expenses by $567,003, or 121.9%, to $1,032,100 for the nine months ended May 31, 2006, as compared to $465,097 during the nine months ended May 31, 2005, (ii) general and administrative expenses by $515,564, or 106.1%, from $485,708 for the nine months ended May 31, 2005 to $1,001,272 for the nine months ended May 31, 2006, and (iii) product development costs by $12,045, or 142.5%, to $20,495 for the nine months ending May 31, 2006 from $8,450 for the nine months ending May 31, 2005. Warehouse & shipping expenses were $92,351, or 3.9%, of sales for the nine-month period ending May 31, 2006, compared to $82,592, or 5.2%, of sales for the nine-month period ending May 31, 2005 as a result of shipping enhanced efficiencies.

LOSS FROM OPERATIONS: Loss from operations was $750,485 for the nine months ended May 31, 2006 as compared to income of $53,940 for the nine months ended May 31, 2005.

INTEREST EXPENSE: Interest expense of $180,157 for the nine months ended May 31, 2006 consisted of approximately $116,610 related primarily to the issuance of 12% secured convertible notes and 9% preferred convertible notes, the discount of $45,696 has attributed to warrants related to the 12% convertible note and $17,851 of interest expense attributable to the Company's bank line of credit.

INTEREST INCOME: Interest income for the nine months ended May 31, 2006 of $10,760 was earned through investments at variable money market rates of funds generated primarily through the private placement offering in May 2006.

REGISTRATION PENALTIES: The Company has an obligation under the registration rights agreement with respect to its 9% convertible notes to pay penalties of up to $205,031 if it fails to meet the registration guidelines for the preferred stock issuance for the nine months ending May 31, 2006. Accordingly, the full amount of the potential penalty has been recorded as a liability. .

AMORTIZATION AND DEPRECIATION: Amortization and depreciation for the nine months ended May 31, 2006 amounted to $195,965 of which $195,210 relates to the deferred financing costs associated with the issuance of secured convertible notes in September 2005.



ITEM 3.   CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a -15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Chief
Executive and Chief Financial Officer of the Company concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC's rules and forms.

     There was no change in the Company's internal controls over financial reporting that occurred during the most recent fiscal quarter that materially affected or is reasonably likely to materially affect the Company's internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.


ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS


     In May 2006, the Company completed a private placement of its 9% Convertible Notes in the principal amount of $3,075,000 (the "NOTES"), 1,366,694 shares of its Common Stock ("SHARES") and three year warrants to purchase
307,500 additional shares of Common Stock at a price of $1.00 per share ("WARRANTS") in the form of 82 Units, with each Unit consisting of a $37,500 Note, 16, 667 shares of common stock and 3,750 Warrants. The Unit purchase price was $50,000. $3,500,000 of the gross proceeds of $4,150,000 was paid in cash and $600,000 was paid by the exchange for outstanding 12% Convertible Notes in the same principal amount.

     The $3,075,000 9% Notes, pursuant to their terms, were converted on June 12, 2006 into 3,416,666 shares of the Company's 9% Cumulative Preferred Stock, stated value of $10,00 per share, upon the filing with the State of Delaware of the related certificate of designations. Each share accrues dividend at the rate of 9% per annum, payable on June 30 and December 31 of each year. The shares are convertible at the option of the holder into shares of Common Stock of the rate of one share for each $0.90 of stated value, subject to adjustment for certain events. The shares of Preferred Stock are automatically to be converted at such rate into shares of common stock after November 4, 2006, if the per share closing sale price of the common stock in its trading market for 15 of any 30 consecutive trading day period exceeds 200% of the then conversion price.

     The Company paid the Placement Agent, Northeast Securities Corp., a registered broker-dealer, a cash commission of $273,000 and issued to it three year warrants to purchase 204,167 shares of Common Stock at a price of $1.00 per share, subject to adjustments upon certain events. The Company also paid Hallmark Capital, CORP., in connection with its advice as to the structure of the financing a fee of $205,000, of which the advisor used $100,000 to acquire two units.

     Each of the investors was an accredited investor and agreed that the related securities bear the legend prohibiting transfers not registered under the Securities Act of 1933, as amended (the "Act") or pursuant to an exemption therefrom.

     The Company granted the investors certain rights to register dispositions of securities at the Company's expense and to pay as a penalty damages at the monthly rate of .05% of the amount invested by the investor for the shares, but not to exceed 5% of the aggregate amount invested, for failure to timely perform its registration obligations.

     The  offer  and  sale  of  the  foregoing   securities   were  exempt  from
registration under the Act pursuant to Section 4(2) of the Act and Regulation D promulgated Agreement.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.


     On April 26, 2006, the holders of a majority of the outstanding shares of common stock of the Company acted by written consent without a meeting of stockholders, to amend and restate the Company's Certificate of Incorporation to effect the following principal changes:

1.   change the name of the Company to SheerVision, Inc.,

2.   increase the authorized common stock to 90,000,000 shares, par value $.001

3. add a "blank check: class of preferred stock, the designations, powers, preferences, and relative, participating, optional, or other special rights, and the qualifications, limitations and restrictions of which may be established in one or more series from time to time by the Board of Directors of the Company or any authorized committee thereof; and

4. add provisions limiting the liabilities of Directors permitted under the Delaware General Corporation Law.


ITEM 5.  OTHER INFORMATION

         Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

         Exhibit 3.1* Form of Certificate of Designations, Preferences and Rights of Series A Preferred Stock as filed with the Secretary of State of Delaware on June 12, 2006.*

         Exhibit 4.1* Form of Warrant to Purchase Common Stock issued in May 2006 private placement.

         Exhibit 4.2* Form of Warrant issued to Northeast Securities Corp issued in May 2006 private placement.

         Exhibit 10.1*     Form of Subscription Agreement.

         Exhibit 10.2*     Form of 9% Convertible Promissory Note.

         Exhibit 10.34* Form of Engagement Letter, dated April 11, 2006, between the Registrant and Northeast Securities Corp.

         Exhibit 10.4* Form of Side Letter, dated April 26, 2006, between the Registrant and Northeast Securities Corp.

         Exhibit 10.5* Form of Registration Rights Letter, by the Registrant in favor of the Investors.

         Exhibit 10.6 Share Exchange and Reorganization Agreement, dated as of March 27, 2006, incorporated by reference as
                           Exhibit 10.1 to the Current Report on Form 8-K filed March 28, 2006 with the SEC, as amended.

         Exhibit 31.1      Certification of Chief Executive  Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 31.2      Certification of Chief Financial  Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

         Exhibit 32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

         -------------
         * Filed as an exhibit under corresponding exhibit numbers to Registrant's Current Report on Form 8-K filed on May 11, 2006 under the Securities Exchange Act of 1934 and incorporated herein by reference thereof.

(b) Reports on Form 8-K:

         During the three months ended May 31, 2006, Registrant filed Reports on Form 8-K on:

                           DATE                   REPORTING UNDER ITEM#
                           ----                   ---------------------
                         March 3, 2006             5.02 and 9.01
                         March 21, 2006            5.03, 8.01 and 9.01
                         March 22, 2006            1.01, 2.04 and 9.01
                         March 28, 2006            1.01, 2.01, 3.02, 5.01, 5.05
                                                   5.06, 8.01 and 9.01
                         April 5, 2006             9.01
                         April 13, 2006            8.01 and 9.01
                         May 11, 2006              1.01, 2.03, 3.02 and 9.01
                         May 17, 2006              8.01 and 9.01
                         May 19, 2006              4.01 and 9.01
                         June 20, 2006             5.03, 8.01 and 9.01

                                    SIGNATURE


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           SHEERVISION, INC.
                                           Registrant



                                           -------------------------------------
                                           Suzanne Lewsadder
                                           Chief Executive Officer


Date: July ___, 2006