Form 10KSB/A
period 2005-06-24
SHEERVISION, INC.
filed 2006-09-22
CIK 1096187

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               FORM 10-KSB/A NO. 1

(MARK ONE)

       |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED - JUNE 24, 2005

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ______ TO ______

                        COMMISSION FILE NUMBER 000-27629

             SHEERVISION, INC. F/K/A CLEAN WATER TECHNOLOIGES, INC.
                 (Name of small business issuer in its charter)
                                      90274
                         (TELEPHONE NUMBER 310-265-8918)



                DELAWARE                                 23-2426437
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)


4030 PALOS VERDES DRIVE NORTH, SUITE 104                   90274
   ROLLING HILLS ESTATES, CALIFORNIA                     (Zip Code)
(Address of principal executive offices)

Issuer's telephone number:                        (310) 265-8918

Securities registered pursuant to Section 12(b)
of the Act:                                       None

Name of Exchange on which registered:             na

Securities registered pursuant to Section 12(g)
of the Act:                                       Common Stock, par value $0.001
                                                  per share

Name of exchange on which registered:             OTC Bulletin Board

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the
past 90 days.     Yes [_]  No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Act).     Yes [_]  No [X]

State the issuer's revenues for its most recent fiscal year. $1,972,460 (2005)

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within past 60 days. $1,321,155

Registrant had 12,167,519 issued and outstanding shares of common stock, par value $0.001 per share, as of August 31, 2006.

If annual report to security holders, proxy or information statement, or prospectus is incorporated by reference, describe and identify part of 10-KSB into which it is incorporated.

Transitional Small Business Disclosure Format (Check one):  Yes [_]  No [X]

                                EXPLANATORY NOTE

            This Annual Report on Form 10-KSB/A No. 1 amends the Annual Report on Form 10-KSB of SheerVision, Inc., a Delaware corporation (formerly, Clean Water Technologies, Inc.), filed with the Securities and Exchange Commission on September 19, 2005 (the "ORIGINAL FORM 10-KSB") by amending Part II, Item 7 of the Original Form 10-KSB by providing an amended auditors report in substitution for the auditors report included in the Original Form 10-KSB as page F-1. The remainder of Part III, Item 7 is included herein in accordance with the rules and regulations of the Securities and Exchange Commission.

                                    PART II

ITEM 7.  Financial Statements

                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders
Clean Water Technologies, Inc.
Tarpon Springs, Florida


         We have audited the balance sheet of Clean Water Technologies, Inc. as of June 24, 2005, and June 25, 2004 and the related statements of operations, stockholder's equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clean Water Technologies, Inc. as of June 24, 2005 and June 25, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



/s/Baumann Raymondo & Company PA
Tampa, Florida
September 9, 2005

                         CLEAN WATER TECHNOLOGIES, INC.

                                 BALANCE SHEETS



                                                  Fifty-two          Fifty-two
ASSETS                                           Weeks Ended        Weeks Ended
                                                June 24, 2005      June 25, 2004
                                                -------------      -------------

Cash                                             $     5,952        $    12,120
Deposits                                                 925                925
License agreement                                          -             15,000
                                                 -----------        -----------
                                                 $     6,877        $    28,045
                                                 ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Due to officers                                  $    34,150        $    25,621
Royalty fees payable                                   1,125              1,125
                                                 -----------        -----------
Total liabilities                                     35,275             26,746
                                                 -----------        -----------

STOCKHOLDERS' EQUITY

Common stock - par value $.001
Authorized 50,000,000 shares -
issued and outstanding 7,217,855                      63,043             63,043
Additional paid in capital                         1,021,016            971,016
Accumulated deficit                               (1,112,457)        (1,032,760)
                                                 -----------        -----------

Total stockholders' equity                           (28,398)             1,299
                                                 -----------        -----------

                                                 $     6,877        $    28,045
                                                 ===========        ===========


                       Read independent auditors' report.
   The accompanying notes are an integral part of these financial statements.

                         CLEAN WATER TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS


                                                  Fifty-two          Fifty-two
                                                 Weeks Ended        Weeks Ended
                                                June 24, 2005      June 25, 2004
                                                -------------      -------------

Revenue                                          $         -        $     7,200
                                                 -----------        -----------

Operating Expenses:

Accounting and legal                                   4,570              6,457
Dues and Subscriptions                                   290                  -
Patent Expenses                                        4,452                  -
Royalty fees                                               -              6,292
Consulting fees                                        1,612                594
Transfer                                                 500                  -
Rent                                                   1,500              6,000
Legal Fees                                               728                  -
Depreciation                                               -                  -
Telephone and utilities                                  737                809
Taxes, licenses and filing fees                          308              2,727
Salaries expense                                      50,000             60,000
Write off of license agreement                        15,000                  -
                                                 -----------        -----------

Total operating expenses                              79,697             82,879
                                                 -----------        -----------

Net income (loss)                                $   (79,697)       $   (75,679)
                                                 ===========        ===========

Net income (loss) per common share
basic and fully diluted                          $      (.01)              (.01)
                                                 ===========        ===========

Weighted average number of shares

Basic                                              7,217,855          7,217,855
                                                 ===========        ===========

Fully diluted                                      7,217,855          7,217,855
                                                 ===========        ===========


                       Read independent auditors' report.
   The accompanying notes are an integral part of these financial statements.

                         CLEAN WATER TECHNOLOGIES, INC.

                       STATEMENTS OF STOCKHOLDER'S EQUITY

                                                   C o m m o n  S t o c k
                                                 --------------------------
                                                                                 Additional
                                                  Number of          Par           Paid-In          Retained
                                                   Shares           Value          Capital          Deficit
                                                 -----------      ---------      -----------      ------------

Balance - June 28, 2002                            5,717,855      $  61,543      $   811,171      $   (869,590)
                                                 -----------      ---------      -----------      ------------

Issuance of stock for services                     1,500,000          1,500           73,500                 -

Shareholder loan converted to
paid in capital                                            -              -           10,000                 -

Net (loss)                                                 -              -                -           (87,491)
                                                 -----------      ---------      -----------      ------------

Balance - Balance June 27, 2003                    7,217,855         63,043          894,671      $   (957,081)

Officer donated services                                   -              -           60,000                 -

Shareholder loan converted to
paid in capital                                            -              -           16,345                 -
Net (loss)                                                 -              -                -           (75,678)
                                                 -----------      ---------      -----------      ------------

Balance - June 25, 2004                            7,217,855         63,043          971,016        (1,032,760)

Officer donated services                                   -              -           50,000                 -

Shareholder loan converted to
paid in capital                                            -              -                -                 -

Net (loss)                                                 -              -                -           (79,697)

Balance - June 24, 2005                            7,217,855      $  63,043      $ 1,021,016      $ (1,112,457)
                                                 ===========      =========      ===========      ============


                       Read independent auditors' report.
   The accompanying notes are an integral part of these financial statements.

                         CLEAN WATER TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS

                                                  Fifty-two          Fifty-two
                                                 Weeks Ended        Weeks Ended
                                                June 24, 2005      June 25, 2004
                                                -------------      -------------

Cash flows from operating activities:

Net (loss)                                       $ (79,697)         $  (75,678)
Adjustment to reconcile net loss to
net cash (used) in operations:
Decrease in license agreement                       15,000
Officer donated services                            50,000              60,000
Decrease in royalty fees payable                         -              (2,475)
                                                 ---------          ----------

Net cash (used) in operating activities            (14,697)            (18,153)
                                                 ---------          ----------

Cash flows provided by financing activities:

Increase in due to officer                           8,529              24,205
                                                 ---------          ----------

Net cash provided by financing activities            8,529              24,205
                                                 ---------          ----------

Net increase (decrease) in cash                     (6,168)              6,052

Cash - beginning                                    12,120               6,068
                                                 ---------          ----------

Cash - ending                                    $   5,952          $   12,120
                                                 =========          ==========


                       Read independent auditors' report.
   The accompanying notes are an integral part of these financial statements.

                         CLEAN WATER TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS


1. Organization and Nature of Business:

Escalator, Inc. was incorporated under the General Corporation laws of the state of Delaware on April 17, 1986. On April 22, 1998, a certificate of amendment was filed to change the name of the Company to Nu Electric Corporation. On April 2, 2002 the Company filed for another amendment to change its name to Clean Water Technologies, Inc. the ("Company"). The Company is a publicly traded Company, which trades under the symbol CWTI.

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

For income tax reporting, the Company and its subsidiaries have net operating loss carry forwards, available to reduce future Federal income taxes. If not used, the carry forwards will expire as follows:

            Year Ending                          Federal Net
              In June                           Operating Loss
       -----------------------------------------------------------
                2008                                  33,713
                2010                                  13,569
                2011                                 121,290
                2012                                  24,259
                2013                                  22,798
                2014                                  12,591
                2015                                   7,212
                2016                                  87,491
                                       ---------------------
                                                   $ 322,923
                                       =====================

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

ITEM 13. EXHIBITS AND INDEX OF EXHIBITS.

(a) EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B. The Exhibits below are required by Item 601 of Regulation S-B.


Exhibit
  No.       Description

  2.1       Acquisition of Escalator, Inc.*
  2.2       Lone Pine Resources, Inc. Merger*
  2.3       Agreement and Plan of Spinoff*
  2.4       Acquisition of Clean Water Technologies, Inc.*
  2.5       Acquisition of Zorax, Inc.*
  3.1       Articles of Incorporation*
  3.2       Bylaws*
   4        Share Certificate*
  10        Sublicense Agreement GSA*
  21        Subsidiaries of the Registrant*
  27        Financial Data Schedule*
  31        Certification*
  32        Certification*


* Previously filed.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 21, 2006


                                      SHEERVISION, INC.


                                      BY: /s/ Suzanne Lewsadder
                                          -------------------------------------
                                          Suzanne Lewsadder
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER,
                                          Autorized Officer