Form 10QSB/A
period 2006-05-31
SHEERVISION, INC.
filed 2006-09-22
CIK 1096187

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10-QSB - A/1


(Mark One)

_X_ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                    For quarterly period ended MAY 31, 2006
                                               ------------

___ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

          For the transition period from            to
                                         ----------    ---------------

                      Commission File Number:    0-6658
                                              ------------

                                SHEERVISION INC.

        (Exact name of small business issuer as specified in its charter)

           DELAWARE                              23-2426437
    ------------------------            ------------------------------------
    (State of incorporation)            (I.R.S. Employer Identification No.)

          4030 PALO VERDES DRIVE N., SUITE 104, ROLLING HILLS, CA 90274
          -------------------------------------------------------------
                    (Address of principal executive offices)

                                 (310) 265-8918
                           ---------------------------
                           (Issuer's telephone number)

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

Transitional Small Business Disclosure Format (check one):
         Yes [ ]                  No [x]

                                TABLE OF CONTENTS
                                -----------------

HEADING                                                                     PAGE
-------                                                                     ----

                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.............................................   1

Item 2.    Management's Discussion and Analysis or Plan of Operation........   8

Item 3.    Controls and Procedures..........................................  13


                       PART II. OTHER INFORMATION

Item 1.    Legal Proceedings................................................  14

Item 2.    Unregistered Sale of Equity Securities and Use of Proceeds.......  14

Item 3.    Defaults upon Senior Securities..................................  14

Item 4.    Submission of Matters to a Vote of Securities Holders............  15

Item 5.    Other Information................................................  15

Item 6.    Exhibits and Reports on Form 8-K.................................  15

Signatures..................................................................  17

                                     PART 1

ITEM 1. FINANCIAL STATEMENTS

                         SHEERVISION, INC. & SUBSIDIARY
                    CONDENSED AND CONSOLIDATED BALANCE SHEET
                                  MAY 31, 2006
                                    UNAUDITED


CURRENT ASSETS:
  Cash and cash equivalents                                      $    2,218,826
  Accounts receivable                                                   135,763
  Inventory                                                             104,316
  Prepaid Expenses and other current assets                             108,008
  Deferred financing costs                                              531,873

                                                                 --------------
      TOTAL CURRENT ASSETS                                            3,098,786
                                                                 --------------

PROPERTY AND EQUIPMENT                                                    8,778
                                                                 --------------


                                                                 $    3,107,564
                                                                 ==============


CURRENT LIABILITIES:
  Convertible notes payble                                       $      380,000
  Accounts payable                                                      140,445
  Accrued registration penalty                                          205,031
  Interest payable                                                      116,609
  Deferred income tax payable                                            22,397
  Other current liabilities                                              47,468
                                                                 --------------
      TOTAL CURRENT LIABILITIES                                         911,950
                                                                 --------------

OTHER LIABILITIES:
  Convertible notes payable                                           3,075,469
                                                                 --------------
       TOTAL LIABILITIES                                              3,987,419
                                                                 --------------

STOCKHOLDERS' DEFICIENCY:
  Common stock - par value $.001;                                        12,168
    Authorized 90,000,000 shares -                                           --
      issued and outstanding 12,167,519                                      --
  Additional paid in capital                                            660,137
  Accumulated deficit                                                (1,552,160)
                                                                 --------------
      TOTAL STOCKHOLDERS' DEFICIENCY                                   (879,855)
                                                                 --------------


                                                                 $    3,107,564
                                                                 ==============


See accompanying notes to condensed consolidated financial statements

                         SHEERVISION, INC. & SUBSIDIARY
               CONDENSED AND CONSOLIDATED STATEMENT OF OPERATIONS
                                    UNAUDITED

                                                                THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                                      MAY 31                                   MAY 31
                                                        -----------------------------------      -----------------------------------
                                                             2006                 2005                2006                 2005
                                                        --------------       --------------      --------------       --------------
NET SALES                                               $      880,144       $      759,332      $    2,343,019       $    1,590,659

COST OF GOODS SOLD                                             263,630              238,079             938,836              494,872

                                                        --------------       --------------      --------------       --------------
GROSS PROFIT                                                   616,514              521,253           1,404,183            1,095,787

OPERATING EXPENSES:
   Warehouse & shipping expenses                                33,934               34,017              92,351               82,592
   Selling expense                                             412,407              183,485           1,032,100              465,097
   G & A Expense                                               378,463              177,066           1,001,272              485,708
   Product Development                                           6,465                   --              28,945                8,450
                                                        --------------       --------------      --------------       --------------
            Total operating expenses                           831,269              394,568           2,154,668            1,041,847
                                                        --------------       --------------      --------------       --------------

INCOME (LOSS) FROM OPERATIONS                                 (214,755)             126,685            (750,485)              53,940
                                                        --------------       --------------      --------------       --------------

OTHER (EXPENSE) INCOME
   Interest expense                                           (107,917)                  --            (180,157)                  --
   Interest income                                               9,773                   --              10,750                   --
   Registration penalty on preferred stock issuance           (205,031)                  --            (205,031)                  --
   Amortization of deferred financing costs                   (114,488)                  --            (332,243)                  --
   Depreciation                                                   (323)                  --                (755)                  --
                                                        --------------       --------------      --------------       --------------
            Total other expense                               (417,986)                  --            (707,436)                  --
                                                        --------------       --------------      --------------       --------------

INCOME (LOSS) BEFORE INCOME TAX                               (632,741)             126,685          (1,457,921)              53,940

PROVISION FOR INCOME TAX:                                        3,340                8,066               3,340                8,066

                                                        --------------       --------------      --------------       --------------
NET INCOME (LOSS)                                       $     (636,081)      $      118,619      $   (1,461,261)      $       45,874
                                                        ==============       ==============      ==============       ==============



Earnings (loss) per common share:
   Basic                                                         (0.06)                0.01               (0.14)                  --
   Diluted                                                       (0.06)                0.01               (0.14)                  --

Weighted average number of shares outstanding               10,740,325           10,026,460          10,264,594           10,026,460
                                                        ==============       ==============      ==============       ==============


See accompanying notes to condensed consolidated financial statements

                         SHEERVISION, INC. & SUBSIDIARY
               CONDENSED AND CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED

                                                                          NINE MONTHS ENDING MAY 31
                                                                      --------------------------------
                                                                           2006              2005
                                                                      --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                  $   (1,461,261)   $       45,874
   Adjustments to reconcile net (loss) income to net
      cash used in operating activities:
      Depreciation                                                               754                --
      Amortization of deferred financing costs                               332,243                --
      Donated services                                                        41,277                --
      Changes in assets and liabilities:
         Accounts receivable                                                 (97,822)          (39,640)
         Inventory                                                            35,578            18,000
         Prepaid expenses                                                    (21,584)         (120,416)
         Accounts payable                                                    (92,627)          (14,253)
         Accrued registration penalty - preferred stock                      205,031                --
         Interest payable                                                    116,609                --
         Other current liabilities                                           (15,896)             (146)
         Deferred income tax payable                                              --           (33,596)
                                                                      --------------    --------------

NET CASH USED IN OPERATING ACTIVITIES                                       (957,697)         (144,177)
                                                                      --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of property and equipment                                   (9,532)               --
         Due from stockholders                                                    --           181,255
         Purchase of stock - CWTI                                           (625,000)               --
                                                                      --------------    --------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                         (634,532)          181,255
                                                                      --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from the issuance of debt                                4,700,000                --
         Offering costs                                                     (575,950)          (28,021)
         Deferred financing costs                                           (237,423)               --
         Loans to shareholders                                               (82,784)               --
                                                                      --------------    --------------
NET CASH PROVIDED BY(USED IN) FINANCING ACTIVITIES                         3,803,843           (28,021)
                                                                      --------------    --------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                    2,211,614             9,057

CASH AND CASH EQUIVALENTS - beginning                                          7,212            56,118
                                                                      --------------    --------------

CASH AND CASH EQUIVALENTS - ending                                    $    2,218,826    $       65,175
                                                                      ==============    ==============

SUPPLEMENTRY DISCLOSURES OF CASH FLOWS:
         Cash paid during the period for:
            Interest                                                  $       17,852    $           --
                                                                      ==============    ==============

            Income taxes                                              $           --    $           --
                                                                      ==============    ==============
SCHEDULE OF NON - CASH FINANCING ACTICITIES:

            Adjustments related to reverse merger into public shell   $    1,090,876    $           --
                                                                      ==============    ==============

     See accompanying notes to condensed consolidated financial statements

                        SHEERVISION, INC., & SUBSIDIARY
               SELECTED NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  MAY 31, 2006


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

     See accompanying notes to condensed consolidated financial statements

                        SHEERVISION, INC., & SUBSIDIARY
               SELECTED NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  MAY 31, 2006


NOTE 4 - INCOME TAXES

     The components of the deferred tax liability at May 31, 2006 are as follows:


       Change in accounting method from cash to accrual as of
         August 31, 2004. Company fully recognized the effect
         of this change on its books at August 31, 2004 and for
         tax purposes is recognizing effect over four years as
         per IRC Sect 481(A)                                            $ 22,397
                                                                        ========

     No adjustments have been made for the nine-month period ending May 31, 2006.


NOTE 5 - COMMITMENTS

     OPERATING LEASES
     ----------------

     The Company leases space under a noncancellable lease that expires in October 2007, with minimum annual rentals as follows:

     FISCAL YEAR ENDING AUGUST 31,
     -----------------------------

                    2006                             $  36,456
                    2007                                41,328
                    2008                                 6,888
                                                      --------
                                                      $ 84,672

     Rent expense for the three months and nine months ended March 31, 2006 amounted to $10,232 and $26,924, respectively.


NOTE 6 - LINE OF CREDIT

     In December 2005 the Company entered into an agreement with a bank for a revolving credit facility of up to $300,000. The credit line ("Line") will expire on January 15, 2007. The Line bears interest at 1.25% above the bank's prime rate and is collateralized by a security interest in all of the assets of the Company. In addition, all obligations to the bank are personally guaranteed by the two stockholders of the Company who are also officers and directors. The holders of the Company's 12% secured convertible notes as discussed in Note 7 have subordinated all indebtedness owed them to the bank. There were no outstanding borrowings under the Line as of May 31, 2006. Interest expense for the three months and nine months ended May 31, 2006 under the Line amounted to $0, and $4,859, respectively.

                        SHEERVISION, INC., & SUBSIDIARY
               SELECTED NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  MAY 31, 2006


NOTE 7 - DEBT AND EQUITY TRANSACTIONS

In a September 12, 2005 private placement, the Company issued 24 investment units each consisting of a $50,000 12% secured convertible note due on September 12, 2006 (the "12% Notes") and 1,200 five-year common stock purchase warrants entitling the holder to purchase common stock at $2.70 per share, or $0.28346 after giving effect to the exchange agreement with Clean Water Technologies, Inc. ("CWTI"). The conversion of the "12% Notes" is subject to anti-dilution adjustment. Each note-holder is entitled to convert up to 22.5% of the principal amount of the 12% Notes into shares of common stock. Interest is payable at the date of maturity.

Based on relative fair values, the Company has attributed $68,838 of the total proceeds to the warrants, accounted for as a discount to the convertible note and as additional paid-in capital. The 12% Notes are secured by a security interest in all of the Company's assets, are subordinated to borrowings under the Line of Credit discussed in Note 6, but constitute senior secured indebtedness.

In connection with the issuance of the 12% Notes, the Company gave its placement agent warrants to purchase 238,128 shares of common stock and its financial advisor warrants to purchase 476,257 shares of common stock. Accordingly, the fair values totaling $182,711 of those warrants has been charged to deferred financing costs and is being amortized over the 12-month term of the 12% Notes.

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

On December 1, 2005, the Company acquired 4,517,800 (610,514 shares after giving effect of the 1 for 7.4 reverse stock split to its then stockholders) of the common stock, par value $0.001, of CWTI, or 54.579% of the outstanding shares, of CWTI from two individuals for a purchase price of $625,000.

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

                        SHEERVISION, INC., & SUBSIDIARY
               SELECTED NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  MAY 31, 2006


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

In May 2006, the Company completed a private offering of convertible debt and equity securities. The Company sold 82 units for $4,100,625, of which $3,500,000 (70 units) was paid in cash and $600,625 (12 units) was paid by the surrender of 12% Notes in the principal amount of $600,625. Each unit comprised a 9% Convertible Note in the principal amount of $37,500, 16,667 shares of common stock and three year warrants to acquire an aggregate of 3,750 shares of common stock at a price of $1.00 per share. The purchase price per unit was $50,000. The 9% Notes were convertible into shares of the Company's Series A 9% cumulative convertible preferred stock, at a price of $.90 per share, with a stated value of $10 per share. In connection with the issuance of the 9% Notes, the Company gave its placement agent warrants to purchase 307,547 shares of common stock having a fair value of $245,460.

On June 12, 2006, the 9% Notes in the aggregate amount of $3,075,469, automatically converted into 307,546 shares of the Company's 9% cumulative convertible preferred stock upon the effectiveness of the filing of the Company's amended and restated certificate of incorporation to change the Company's name from CWTI to SheerVision, Inc., and make a corresponding designation regarding such preferred stock. Dividends accrue at the rate of 9% per annum and are payable every June 30 and December 31, commencing June 30, 2006. To the extent not paid, accrued dividends shall be accumulated until paid. At the option of the holder, preferred stock may be converted into common stock at any time at a conversion price of $0.90 per share.

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

                        SHEERVISION, INC., & SUBSIDIARY
               SELECTED NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  MAY 31, 2006


NOTE 7 - DEBT AND EQUITY TRANSACTIONS (CONTINUED)

The Company paid the placement agent for the May 2006 private placement a cash commission of $273,000 (approximately 8% of the net proceeds) and issued to it warrants to purchase at $1.00 per share204,167 shares of common stock, (5% of the shares of common stock and common stock equivalents sold). The warrants expire April 28, 2009. The Company also paid a financial consultant an advisory fee of 5 % of the gross proceeds, or $205,000, of which the advisor paid $100,000 to acquire two units in the private placement.

The values of the warrants issued has been determined using the Black-Scholes option-pricing model (with the same assumptions as those used for the option), assuming expected lives of 3 or 5 years, a risk free interest rate of 3.67%, no expected dividends, and a stock price volatility of 144% based on the volatilities of companies comparable in size and type of business.

A total of 511,714 warrants having an exercise of $1.00 per share and 988,719 warrants having an exercise of $0.28346 per share (after giving effect to the exchange agreement) were issued during the nine months ended May 31, 2006. The above 511,714 warrants were issued in May 2006.

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

WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

LIQUIDITY AND CAPITAL RESOURCES

          As a result of a Share Exchange and Reorganization Agreement dated March 27, 2006 (the "Agreement"), SheerVision, Inc. ("SheerVision") became a wholly-owned subsidiary of Clean Water Technologies, Inc. ("Clean Water"). Consequently SheerVision's business operations constitute all of the business operations of the newly combined company (the "Company") since Clean Water was not an operating business prior to entering into the Agreement. In September 2005 SheerVision consummated a private offering (the "2005 PRIVATE PLACEMENT") of 24 units, at an offering price of $50,000 per unit, each unit consisting of one year 12% senior secured convertible notes in the principal amount of $50,000 (the "12% NOTES"), and warrants to purchase an aggregate of 11,430 shares of our common stock through Northeast Securities Corp., a registered broker-dealer ("NESEC"). The 12% Notes are secured by a lien on all of the assets of SheerVision, subject to subordination to the Credit Line. Twenty-two and a half percent (22.5%) of the principal amount of the 12% Notes was convertible into shares of SheerVision's common stock at the effective conversion price of approximately $0.28346 per share. The warrants are exercisable at the effective exercise price of approximately $0.28346 per share at any time and from time to time until September 2010. The conversion and exercise prices are subject to adjustment upon adjustment or reclassification of the securities issuable upon the conversion or exercise thereof and in the event of certain issuances at effective prices below the exercise price. All purchasers in such offering were "ACCREDITED INVESTORS" as defined in Rule 501(a) of Regulation D under the Securities Act. In connection with such offering, SheerVision paid to NESEC a cash commission in the amount of approximately $273,000 and granted to NESEC warrants to purchase an aggregate of 238,129 shares of its common stock exercisable at $0.28346 per share for five years.

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

          During the nine months ended May 31, 2006, net cash used in operations was $957,697, as compared to net cash used by operations of $144,177 during the nine months ended May 31, 2005. This increase was in part due to increases in accounts receivable and inventories of $58,182 and $17,578 respectively, a decrease in accounts payable of $94,124, and deferred financing costs of $332,243 in the nine months ended May 31, 2006.

          In December 14, 2004, SheerVision entered into an agreement with Hallmark Capital Corp. ("HALLMARK") pursuant to which Hallmark provided financial advisory services to SheerVision through September 15, 2005 in exchange for a non-refundable advisory fee of $15,000 and specified fixed success fees. SheerVision entered into a second agreement, dated September 15, 2005, with Hallmark pursuant to which Hallmark agreed to provide additional advisory services in exchange for consulting fees of $25,000 per quarter for eight quarters, commencing on September 30, 2005, and five year warrants to acquire an aggregate of 476,257 shares of common stock at the price of $0.28346 per share.


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

AMORTIZATION AND DEPRECIATION: Amortization and depreciation for the three months ended May 31, 2006 was $114,811, of which $114,488 is the amortization of the deferred financing costs associated with the issuance of secured convertible notes in September 2005.


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

AMORTIZATION AND DEPRECIATION: Amortization and depreciation for the nine months ended May 31, 2006 amounted to $332,998 of which $332,243 relates to the deferred financing costs associated with the issuance of secured convertible notes in September 2005.


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

          The $3,075,000 9% Notes, pursuant to their terms, were converted on June 12, 2006 into 307,546 shares of the Company's 9% Cumulative Preferred Stock, stated value of $10,00 per share, upon the filing with the State of Delaware of the related certificate of designations. Each share accrues dividend at the rate of 9% per annum, payable on June 30 and December 31 of each year. The shares are convertible at the option of the holder into shares of Common Stock of the rate of one share for each $0.90 of stated value, subject to adjustment for certain events. The shares of Preferred Stock are automatically to be converted at such rate into shares of common stock after November 4, 2006, if the per share closing sale price of the common stock in its trading market for 15 of any 30 consecutive trading day period exceeds 200% of the then conversion price.

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

          Exhibit 32.1 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                            Section 906 of the Sarbanes-Oxley Act of 2002.

          -------------
          * Filed as an exhibit under corresponding exhibit numbers to Registrant's Current Report on Form 8-K filed on May 11, 2006 under the Securities Exchange Act of 1934 and incorporated herein by reference thereof.

     (b)  Reports on Form 8-K:

          During the three months ended May 31, 2006, Registrant filed Reports on Form 8-K on:

                     Date                Reporting Under Item#
                --------------         -------------------------
                March 3, 2006          5.02 and 9.01
                March 21, 2006         5.03, 8.01 and 9.01
                March 22, 2006         1.01, 2.04 and 9.01
                March 28, 2006         1.01, 2.01, 3.02, 5.01, 5.05
                                       5.06, 8.01 and 9.01
                April 5, 2006          9.01
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



                                        SHEERVISION, INC.
                                        Registrant


                                        /s/ Suzanne Lewsadder
                                        -------------------------------------
                                        Suzanne Lewsadder
                                        Chief Executive Officer


Date: September 21, 2006