Form 10KSB/A
period 2005-06-24
SHEERVISION, INC.
filed 2006-09-29
CIK 1096187

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               FORM 10-KSB/A NO. 2

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


Exhibit
  No.       Description

  2.1       Acquisition of Escalator, Inc.*
  2.2       Lone Pine Resources, Inc. Merger*
  2.3       Agreement and Plan of Spinoff*
  2.4       Acquisition of Clean Water Technologies, Inc.*
  2.5       Acquisition of Zorax, Inc.*
  3.1       Articles of Incorporation*
  3.2       Bylaws*
   4        Share Certificate*
  10        Sublicense Agreement GSA*
  21        Subsidiaries of the Registrant*
  27        Financial Data Schedule*
  31.1      Certification
  31.2      Certification
  32.1      Certification
  32.2      Certification


* Previously filed.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 28, 2006


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