Form 10QSB/A
period 2006-05-31
SHEERVISION, INC.
filed 2006-09-29
CIK 1096187

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10-QSB - A/2


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

                                                                     (Restated)
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
                                                                 ==============


See accompanying notes to condensed consolidated financial statements

                         SHEERVISION, INC. & SUBSIDIARY
               CONDENSED AND CONSOLIDATED STATEMENT OF OPERATIONS
                                    UNAUDITED

                                                                THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                                      MAY 31                                   MAY 31
                                                        -----------------------------------      -----------------------------------
                                                             2006                 2005                2006                 2005
                                                        --------------       --------------      --------------       --------------
                                                           (Restated)                              (Restated)
NET SALES                                               $      880,144       $      759,332      $    2,343,019       $    1,590,659

COST OF GOODS SOLD                                             263,630              238,079             938,836              494,872

                                                        --------------       --------------      --------------       --------------
GROSS PROFIT                                                   616,514              521,253           1,404,183            1,095,787

OPERATING EXPENSES:
   Warehouse & shipping expenses                                33,934               34,017              92,351               82,592
   Selling expense                                             412,407              183,485           1,032,100              465,097
   G & A Expense                                               378,463              177,066           1,001,272              485,708
   Product Development                                           6,465                   --              28,945                8,450
                                                        --------------       --------------      --------------       --------------
            Total operating expenses                           831,269              394,568           2,154,668            1,041,847
                                                        --------------       --------------      --------------       --------------

INCOME (LOSS) FROM OPERATIONS                                 (214,755)             126,685            (750,485)              53,940
                                                        --------------       --------------      --------------       --------------

OTHER (EXPENSE) INCOME
   Interest expense                                           (107,917)                  --            (180,157)                  --
   Interest income                                               9,773                   --              10,750                   --
   Registration penalty on preferred stock issuance           (205,031)                  --            (205,031)                  --
   Amortization of deferred financing costs                   (114,488)                  --            (332,243)                  --
   Depreciation                                                   (323)                  --                (755)                  --
                                                        --------------       --------------      --------------       --------------
            Total other expense                               (417,986)                  --            (707,436)                  --
                                                        --------------       --------------      --------------       --------------

INCOME (LOSS) BEFORE INCOME TAX                               (632,741)             126,685          (1,457,921)              53,940

PROVISION FOR INCOME TAX:                                        3,340                8,066               3,340                8,066

                                                        --------------       --------------      --------------       --------------
NET INCOME (LOSS)                                       $     (636,081)      $      118,619      $   (1,461,261)      $       45,874
                                                        ==============       ==============      ==============       ==============



Earnings (loss) per common share:
   Basic                                                         (0.06)                0.01               (0.14)                  --
   Diluted                                                       (0.06)                0.01               (0.14)                  --

Weighted average number of shares outstanding               10,740,325           10,026,460          10,264,594           10,026,460
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
CASH FLOWS FROM OPERATING ACTIVITIES:                                    (Restated)
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

NOTE 2 - CORRECTION OF AN ERROR IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has determined that the fair values of the 2005 Agent's Warrants and the Hallmark Warrants had not been properly reflected as an issue cost of our 12% convertible notes. Accordingly, the Company has restated its financial statements for the three months and nine months ending May 31, 2006 to reflect additional debt issue costs and amortization. The total fair value of $182,711 of the 2005 Agent's Warrants and the Hallmark Warrants has been credited to additional paid-in capital and charged to deferred financing costs. Amortization of deferred financing costs will increase by $45,678 and $137,033 for the three months and nine months ending May 31, 2006, respectively. The total fair value of $162,950 of the 2006 Agent's Warrants has been credited to additional paid-in capital and charged to deferred financing costs and the fair value of $245,460 of the warrants issued with the 9% notes has been credited to additional paid-in capital and charged to deferred financing costs.

The effects of this correction are presented in the following table:


CONDENSED AND CONSOLIDATED BALANCE SHEET

                                                      MAY 31, 2006
                                                      ------------
                                              Originally
                                               Reported           As Restated
                                           -------------------------------------
Deferred financing costs                       $   77,785          $   531,873

Additional paid in capital
                                                   69,016              660,137

Accumulated deficit                            (1,415,127)          (1,552,160)



CONDENSED AND CONSOLIDATED STATEMENT OF OPERATIONS

                                                    Originally Reported                           As Restated
                                                 Period ended May 31, 2006                  Period ended May 31, 2006
                                           --------------------------------------    -------------------------------------
                                             Three months          Nine Months         Three months         Nine Months
                                           -----------------    -----------------    -----------------    ----------------

Amortization of deferred financing costs       $   68,810         $   195,210           $  114,488         $   332,243

Net Income (Loss)                                (590,403)         (1,324,228)            (636,081)         (1,461,261)

EPS                                                 (0.05)              (0.13)               (0.06)              (0.14)



NOTE 3 - INVENTORIES

     Inventories at May 31, 2006 consist of the following:

          Finished goods                            $104,316
                                                    ========


NOTE 4 - PROPERTY AND EQUIPMENT

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


NOTE 5 - INCOME TAXES

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


NOTE 6 - COMMITMENTS

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


NOTE 7 - LINE OF CREDIT

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


NOTE 8 - DEBT AND EQUITY TRANSACTIONS

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

On March 27, 2006, CWTI entered into a Share Exchange and Reorganization Agreement with SheerVision, Inc., a California corporation, and its shareholders thereof, in which all SheerVision shareholders exchanged all of the outstanding and issued capital stock of SheerVision for an aggregate of 9,525,137 shares of CWTI common stock, representing 95% of its outstanding common stock after giving effect to the transaction. As a result, SheerVision became a wholly-owned subsidiary of CWTI and all

                        SHEERVISION, INC., & SUBSIDIARY
               SELECTED NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                  MAY 31, 2006


NOTE 8 - DEBT AND EQUITY TRANSACTIONS (CONTINUED)

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


NOTE 8 - DEBT AND EQUITY TRANSACTIONS (CONTINUED)

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


Date: September 28, 2006