Form 10QSB/A
period 2006-05-31
SHEERVISION, INC.
filed 2006-10-11
CIK 1096187

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10-QSB - A/3


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


ITEM 3.   CONTROLS AND PROCEDURES

          As of the end of the period covered by this report, based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a -15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Chief Executive and Chief Financial Officer of the Company concluded that as of May 31, 2006 and at the time the Company's original Form 10-QSB for the interim period ended May 31, 2006 was filed, management believed that the Company's disclosure controls and procedures were sufficient to ensure that required and adequate disclosures are made in the financial statements. Subsequently, management determined that there had been oversights and concluded that the disclosure controls and procedures were ineffective, and that the disclosures made were not adequate.

          The company subsequently determined that the fair values of the 2005 Agent's Warrants and the Hallmark Warrants had not been properly reflected as an issue cost of the 12% convertible notes. Accordingly, the Company has restated its financial statements for the three months and nine months ending May 31, 2006 to reflect additional debt issue costs and amortization.

          As a result of the error, the Company's Chief Executive officer and Chief Financial officer, reconsidered the adequacy of the Company's disclosure controls and procedures and determined that additional disclosure controls and procedures were necessary. Therefore, the Company has taken action to improve their adequacy. Additional review and control procedures have been instituted that include (i) periodic mandatory management meetings to evaluate financial developments of the business, (ii) more frequent consultations with the Company's independent public accounting firm to ensure that all disclosures required under Generally Accepted Accounting Principals (GAAP) and by the rules of the Commission are considered and made where appropriate, (iii) more explicit internal reporting instructions to Company personnel, and (iv) the use of checklists by financial reporting personnel and management to ensure that errors do not occur in the future. In the opinion of management, these measures have been and are an effective means of preventing errors and oversights in financial reporting.

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


Date: October 11, 2006