Form 10KSB
period 2006-08-31
SHEERVISION, INC.
filed 2006-11-28
CIK 1096187

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
(MARK ONE)

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED - AUGUST 31, 2006

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ______ TO ______

                        COMMISSION FILE NUMBER 000-27629

              SHEERVISION INC. F/K/A CLEAN WATER TECHNOLOGIES, INC.
                 (Name of small business issuer in its charter)

               Delaware                                          23-2426437
     (State or other jurisdiction of                          (I.R.S. Employer
      incorporation or organization)                         Identification No.)



      4030 Palos Verdes Drive North
               Suite 104
    Rolling Hills Estates, California                              90274
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number:                                    (310) 265-8918

Securities registered pursuant to Section 12(b) of the Act:   None

Name of Exchange on which registered:

Securities registered pursuant to Section 12(g) of the Act:   Common Stock,
                                                              par value $0.001
                                                              per share

Name of exchange on which registered:                         OTCBB

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that issuer was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

The issuer's revenues for fiscal year ended August 31, 2006 were $2,980,584

As of October 31, 2006, the aggregate market value of the voting and non-voting common equity held by non-affiliates (2,690,950) was approximately $753,466 based upon the October 31, 2006 closing price ($0.28) of one share on such date.

Issuer had 12,278,169 issued and outstanding shares of common stock, par value $.001 per share, as of October 31, 2006.

Transitional Small Business Disclosure Format (Check one):  Yes [_]    No [X]

                           FORWARD LOOKING STATEMENTS

         THIS ANNUAL REPORT ON FORM 10-KSB AND ANY DOCUMENTS INCORPORATED HEREIN CONTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY, OR INDUSTRY RESULTS, TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. WHEN USED IN THIS ANNUAL REPORT, STATEMENTS THAT ARE NOT STATEMENTS OF CURRENT OR HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, THE WORDS "PLAN", "INTEND", "MAY," "WILL," "EXPECT," "BELIEVE", "COULD," "ANTICIPATE," "ESTIMATE," OR "CONTINUE" OR SIMILAR EXPRESSIONS OR OTHER VARIATIONS OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. EXCEPT AS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

         ANY REFERENCE TO THE "COMPANY", "SHEERVISION", THE "REGISTRANT", THE "SMALL BUSINESS ISSUER", "WE", "OUR" OR "US" MEANS SHEERVISION INC.

                                TABLE OF CONTENTS

                                Form 10-KSB Index



Item 1.  Description of Business...............................................2
Item 1A. Risk Factors.........................................................10
Item 2.  Description of Property..............................................16
Item 3.  Legal Proceedings....................................................16
Item 4.  Submission of Matters to a Vote of Security Holders..................16
Item 5.  Market for Registrant's Common Equity and
         Related Stockholder Matters..........................................17
Item 6.  Management's Discussion and Analysis of Financial Condition..........18
Item 7.  Financial Statements.................................................30
Item 8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure.................................................30
Item 8A. Controls and Procedures..............................................30
Item 8B. Other Information....................................................30
Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(A) of the Exchange Act....................31
Item 10. Executive Compensation...............................................36
Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters......................................37
Item 12. Certain Relationships and Related Transactions.......................37
Item 13. Exhibits and Index of Exhibits.......................................39
Item 14. Principal Accountant Fees and Services...............................45

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         We design and sell proprietary surgical loupes and light systems to the dental, medical and veterinary markets and have quickly captured a leading position in the dental hygiene market segment. Through our exclusive arrangement with manufacturers based in Asia, we can provide top quality loupes and light systems directly to end-users at substantially lower prices than our competitors.

         Since our inception in 1999, we have rapidly established a significant base of operations characterized by steady sales growth, the deployment of a top-notch dedicated sales force, the implementation of a strategic marketing program, the initiation of an aggressive web presence through the introduction of a new online retail store and continued product development activities.

GROWTH STRATEGY

         Our objective is to become the leading manufacturer and global marketer of high quality, value-priced surgical loupes, light systems and related products and services for the dental, medical, and veterinary markets. In order to achieve this objective, we intend to employ the following strategy:

o DRAMATICALLY HEIGHTEN BRAND AWARENESS THROUGH A HIGHLY VISIBLE ONLINE PRESENCE. Since launching our newly revamped website in August 2006, we have experienced sequential online sales growth of 188 percent in August, 70 percent in September and 310 percent in October. We anticipate that online revenues will become a significant portion of overall sales as more search engine marketing ("SEM"), and direct marketing programs are launched.

o EXPAND NEW PRODUCT OFFERINGS TO BECOME A FULL-SERVICE OPTICAL AND ILLUMINATION COMPANY. With the introduction of our new "through the lens"
     (TTL) loupe system, we can now offer this state of the art TTL technology in addition to our current award winning flip up design. Our new proprietary SureFit TTL (TM) alignment system also allows customers to order our TTLs through our online store, providing a significant competitive edge.

o CONTINUE TO BUILD OUR DEDICATED DENTAL HYGIENE DIVISION. As the only loupe company in the dental industry with a separate dental hygiene division, we have become recognized as the leading provider of surgical loupes in this market niche. This sales force has also helped us make significant inroads into the general dental market, with unit sales from trade shows nearly doubling over the same period last year.

SURGICAL LOUPES

         Although dental offices have used some form of magnification for decades, the need for surgical loupes and light sources in the regular practice of everyday dentistry is rapidly becoming the standard of practice for all dental professionals, including dental hygienists. The visual aspects of magnification may appear to be the primary benefit, but there are significant ergonomic issues improved by using surgical loupes. Many medical careers have been cut short due to the effects of chronic neck and back pain, a condition that can be minimized or eliminated through the proper use of surgical loupes.

         Regular magnifying glasses create a larger image but flatten the image out and do not give the user any depth of field. To solve this problem, medical professionals use special "loupes" that provide a three-dimensional image. These loupes are: 1) Galilean (compound) loupes, which range in price from $800 to $1,200; or 2) Panoramic (prism) loupes, which generally cost $1,200 to $1,800 a pair. SheerVision Galilean products range in price from $600 to $800.

         CRITERIA FOR SELECTION OF SURGICAL LOUPES

         Based upon our market experiences, we believe that the factors that are important in the selection of compound loupes include the following:

         o VALUE. Price combined with quality is the primary driver of brand choice in the marketplace;

         o MAGNIFICATION/CLARITY. Top quality optics are critical in this regard;

         o FIELD-OF-VIEW. A wide field of vision is better than a smaller one;

         o    DEPTH-OF-FIELD. An extended depth of field is preferable;

         o WEIGHT OF SURGICAL LOUPES. Lighter surgical loupes are generally preferable to heavier loupes;

         o    BRAND REPUTATION AND LOYALTY;

         o ABILITY TO OFFER A FLIP-UP OR THROUGH-THE-LENS (TTL) LOUPE OPTION (to appeal to either customer preference); and

         o ABILITY TO OFFER A FRAME STYLE THAT SUITS CUSTOMER PREFERENCE (for quality, protection capability, weight, and style).

LIGHT SYSTEMS

         As surgical loupes allow the area under view to become more magnified, it tends to require more light or illumination. Illumination can be added to surgical loupes in either a head mount (headband) or a direct mount on the frame of the surgical loupes. One of the key benefits of this co-axial illumination is to provide clinicians with shadow-free images. With the introduction of a superior quality portable LED light source, we are able to provide the next generation of illumination products to practitioners that currently use magnification.

         CRITERIA FOR SELECTION OF LIGHT SYSTEMS

         Based upon our market experiences, factors that are important in the selection of light sources are:

PORTABLE LIGHT SOURCE:

o PORTABILITY. A portable light system allows for maximum movement and flexibility. End users are no longer tethered to a light box.

o LED. A portable light source with an LED bulb is the brightest, whitest light on the market. It is also economical in that it eliminates bulb replacement.

o    COMPACT. The light source should be small to save valuable counter space.

o MOUNTING. The light source should mount on either a headband or directly to the loupes. The unit should be able to be mounted onto loupes from all major competing manufactures to appeal to the widest possible user base.

o RECHARGEABLE BATTERY. The battery should have a quick recharge, no longer than two hours to assure continued usage. The battery pack should have a minimum of five plus hours of usage per charge. The light source should include two or more battery packs, so that one can be used while one is being charged.

o LIGHTWEIGHT. A good portable light should have a small, lightweight battery pack and the headlight should be sleek and worn seamlessly.

OUR PRODUCT OFFERINGS

         We offer 2.5x, 3.0x, and 3.5x magnification surgical loupes, as well as double-x models (2.5xx and 3.0xx) that provide ultra-lightweight surgical loupes for added comfort. The ultra-light loupes are available in either a flip-up or "through the lens" design. All loupes can be mounted on either a light-weight titanium frame or a fashionable sports frame available in eight vibrant colors. Additional designer carrying cases are also available. We believe that the key selling points are high quality, low price, and attentive customer service. In addition, we offer an unlimited lifetime warranty against defects in materials and workmanship on all working parts, a program unmatched by any other surgical loupe supplier.

THE ADVANTAGES OF OUR PRODUCTS AND SERVICES

         When we entered the market, there was no competition for a quality surgical loupe at an affordable price. We designed our own products and entered into an exclusive manufacturing relationship to produce cost effective surgical loupes. As a result, we are able to sell our surgical loupes for $600 to $800, a significant savings to the end user and a distinct competitive advantage over other similar products.

         Our surgical loupes are being used in private dental practices, clinical settings, college campuses, and medical institutions throughout the United States. Our surgical loupes are also endorsed by an independent non-profit dental education and product testing foundation and were featured in the foundation's 2005 Buyer's Guide. Our surgical loupes were also featured in "Dental Lab Products" 2005 Buyer's Guide "Best of the Best" Offering as well as being listed in the 2006 edition of Dentistry Today's Top 100 Products. They are also sold internationally through dealers located in Mexico, United Kingdom, Spain, Italy and Portugal.

         One of our key primary target markets has been the dental hygiene segment of the dental market, until recently a largely overlooked group in terms of magnification. Increasing concerns among practicing hygienists about the career-ending risks of neck and back pain, as well as the recent move by dental hygiene schools to incorporate the use of surgical loupes into the curriculum, have dramatically expanded the universe of potential buyers of surgical loupes.

         Our new Through-the-Lens (TTL) technology opens new markets where customers have a preference for this type of loupe. Estimated market preference for TTL loupes is 50% compared with 50% for the Flip-Up type loupes that we have traditionally offered. We are the first major U.S. company to offer a TTL loupe with a manufacturer-direct model. We can offer this state of the art TTL technology in either our new fashion sports frame or our designer titanium frame. With the introduction of our proprietary SureFit TTL(TM) alignment system customers are now able to order our TTL loupes through our online store or by telephone, providing us with a significant competitive advantage.

         Forthcoming prism loupes will help to open new markets for us with a planned market introduction by the end of calendar year 2006. This will greatly expand our offering to the surgery marketplace beyond what we now have currently in place. This introduction will help us bring our distinctive business model to this large well established market.

         The newly introduced SheerVision SV Sports Frame provides a product advantage when compared with some of our competitors who currently do not provide a similar alternative for their loupe optics. This is a product for the fashion conscious user that features a wrap-around sports frame and that is available in eight vibrant colors and accommodates both the flip up loupe and the TTL loupe. This sports frame can also we worn as a stand alone item. Our FireFly LED(TM) light system can also be fitted to this frame.

         There are hundreds of accredited dental hygiene schools in the U.S. and Canada. In addition, industry experts believe that, of the 160,000 practicing hygienists in the U.S., 15% to 18% are currently using surgical loupes in their practices. We identified this largely untapped market in 2003 and initiated a marketing strategy to capture a leading position selling to dental hygienists. We were able to design and bring to market - in less than one year - a new, ultra-light surgical loupe that has become our number one best seller in the dental hygiene market.

         Our value proposition of high quality surgical loupes at an affordable price is particularly meaningful to the price-sensitive dental hygiene practitioners. Most competitors in the industry focus on the high-end dentist and physician markets, including practicing professionals as well as medical/dental schools. These markets are highly competitive and more heavily penetrated. Nonetheless, there are always selling opportunities for a high quality, low cost provider such as us. We believe that, to date, our products' price points are unmatched in the marketplace when coupled with our exceptional quality.

         Finally,  we believe that the  international  market  represents a huge ongoing opportunity, as there are over 500,000 international practicing dentists, approximately 50% of whom are currently using surgical loupes. We believe that our ability to offer the best price-quality trade-off enables us to be an effective participant in any dental/medical market segment. The major factors driving our success in the United States appear to apply in English-speaking international markets. As English has become the leading language of the worldwide business and medical communities, our ability to market to these groups grows. We have processed orders from over twenty major countries as our product's and service advantages coupled with our direct sales model is well-suited to the needs of international customers through our e-commerce enabled website and telephone call center. Our growing sales and brand name recognition has also attracted numerous inquires from volume purchasers in international markets. In terms of the international markets, the introduction process is rather long, but we continue to develop strong relationships in a number of countries. We are working with dealers in Mexico, United Kingdom, Spain, Italy and Portugal and have also engaged in further discussions with companies in Asia and South America. We are also selling direct to Canada.

SALES AND MARKETING

         We have a dedicated outside sales staff of 8 dental professionals that has penetrated over 80% of the nation's dental hygiene schools. Covering the U.S. and Canada, sales representatives make presentations to dental hygiene schools, call on individual dental offices and participate in local professional organization events and meetings. To date, we are the only competitor with a separate dental hygiene division comprised exclusively of registered dental hygienists. All have advanced degrees, as well as clinical and teaching experience, enabling them to speak with authority in sales presentations. In addition, we exhibit at over 90 trade shows each year, undertake numerous direct marketing campaigns, contribute articles to trade magazines and oversee an aggressive internet search engine marketing program.

         We believe advertising and marketing will continue to be our key areas of strategic investment. During mid-September we initiated a direct mail campaign targeted at the practicing dentist, dental school, practicing hygienist and hygiene school markets with a goal of expanding our sales of loupes and lights. We have also received additional creditability from our transformation into a publicly traded company. We plan to continue our rollout of our direct mail, SEM, and trade advertising campaigns to accelerate growth. In addition to the direct mail campaign discussed above, we have placed full-page advertisements in seven major dental and dental hygiene publications. We have also increased our library of marketing materials to use in future printed and online marketing efforts and increased our online marketing efforts in the areas of SEM, and online advertising. We believe that our online marketing program will allows us to extend our reach into new markets beyond our traditional medical, dental, and veterinary marketplaces in the United States.

         As part of our marketing programs, we have developed a branding campaign to reinforce recognition of our unique business model, products, services, and technologies. The SheerVision brand has been reinforced by the publicity received by the company becoming a publicly traded company, and through its direct mail and advertising initiatives. On June 20, 2006 we were granted federal registration of the trademark, SheerVision(R), by the United States Patent and Trademark Office, in our efforts to build and maintain our brand names and market recognition.

         A typical SheerVision buyer will place an order for our 2.5x, 3.0x, or 3.5x surgical loupes, or for the newer 2.5xx or 3.0xx ultra-light surgical loupes. Those needing prescription lenses can place special orders through us for an additional fee. As customers often seek illumination along with magnification, we offer a new portable FireFly LED(TM) light system that is the brightest and lightest on the market, and can be purchased along with the surgical loupes or as a separate item.

         We believe that our product quality is excellent and that market acceptance is exceptionally high.

OEM OPERATIONS

         In addition to manufacturing and offering surgical loupes under our own brand name, we offer our surgical loupes as an OEM for major optical companies. During the years ended August 31, 2006 and 2005 the sales to such customers represented 6%, and 5%, respectively, of our total revenues. We believe that by offering our products directly, as well as through major optical companies, we are able to gain market share not only by focusing on cost and quality conscious consumers, but by focusing on brand name conscious consumers as well.

MANUFACTURING

         Our contract manufacturers supply proprietary company-designed surgical loupe and light system components on an exclusive basis. An inventory of loupes and light systems is maintained at our offices in order to assure rapid order processing and fulfillment. Production capacity is adequate to support a level of sales approximately twice the current level, and there are alternate sources of supply of the raw materials needed to produce surgical loupes and light systems. We believe that the quality of our products is a principal driver of purchasing decisions, and our third party manufacturers conduct rigorous quality testing on a regular basis. SheerVision currently owns and operates computer controlled assembly equipment to build customized loupe products and has key personnel assigned to perform production staging, final unit assembly, quality control, and shipping procedures.

COMPETITION

         The surgical loupe market is characterized by a number of participants, each dominant in one or more segments of the market. In each market segment, we compete with established manufacturers of surgical loupes and other specialty optical products, including Designs for Vision, Orascoptic, and Surgitel. We believe that competition is principally based upon the following factors:

         o    PRODUCT QUALITY AND DURABILITY;

         o    PRODUCT PRICING;

         o    PRODUCT ATTRIBUTES, INCLUDING THE FOLLOWING:

              o MAGNIFICATION/CLARITY. Top quality optics are critical in this regard;

              o FIELD-OF-VIEW. A wide field of vision is better than a smaller one;

              o    DEPTH-OF-FIELD. An extended depth of field is preferable; and

              o WEIGHT OF SURGICAL LOUPES. Lighter loupes are generally preferable to heavier loupes; and

         o    BRAND REPUTATION AND LOYALTY.

         We believe that we compete favorably in the dental hygiene market on the basis of these criteria and are rapidly expanding our products in other markets as well.

         We have a number of valuable trade secrets that have demonstrated their effectiveness as significant barriers to competition. They relate to products, to proprietary manufacturing processes and to sales and marketing techniques. We have filed a domestic patent application for one of the components to our product offerings and are evaluating the possibility of filing further patent applications for components and/or products under development..

RESEARCH AND DEVELOPMENT

         We are committed to an ongoing program of research and development to maintain our reputation for cutting-edge products that meet the evolving needs of the market. We conduct research and development activities to design and develop products that will enhance our competitive marketing position. Our newly developed products include a fully portable LED light system, Through the lens loupe, a wrap around sports frame, and fashionable loupe accessories. The
FireFly LED(TM) light has become a best seller in the dental market and contributed significantly to our rapid expansion into that market niche during the last several months.

         SheerVision has made strides in building its R&D program. Over the past fiscal year, we have launched several new products including our TTL loupe, our SV Sports frame, and developed the prototype of our prism loupe, which should be available for sale to the surgical market by the end of the 2006. In addition, we have developed a number of new loupe accessories including a loupe mounting hinge, several LED lighting loupe mount clips, and a number of new loupe and LED storage cases. We remain focused on expanding our product lines, as well as the pursuit of additional opportunities in the LED light division.

GOVERNMENT REGULATION

         Our products are classified as Class I Non-Invasive Medical Devices and as such, there is no requirement to obtain FDA approval. We have nonetheless registered with the FDA on a voluntary basis and also have CE certifications for international sales. All of our light systems are safety tested and rated and have their ETL, CE and Canadian certifications.

EMPLOYEES

         As of October 31, 2006, we had employed 24 individuals and engaged the services of several consultants. Of our employees, 10 were engaged in sales and marketing, 6 in customer service/inside sales, 4 in quality control and production, and 4 in executive/administrative.

OUR BACKGROUND

         SheerVision, Inc., a Delaware corporation, was incorporated as "Escalator, Inc." under the General Corporation Law of the State of Delaware on April 17, 1986. On June 3, 1986, Lone Pine Resources, Inc. was merged with us through a reverse merger whereby the shareholders of Lone Pine Resources, Inc. received an equal number of shares in Escalator, Inc. Lone Pine Resources, Inc. was incorporated under the laws of Utah on June 23, 1983.

         In the past, we conducted operations through three wholly-owned subsidiaries, Escalator Securities, Inc., Escalator Investments, Inc., and Frank Communications Corp., each a Pennsylvania corporation. Escalator Investments, Inc. was incorporated in the State of Pennsylvania on August 15, 1984 and conducted financial planning activities through approximately 1992 as a Registered Investment Advisor under the Investment Advisors Act of 1940. Since 1992, Escalator Investments, Inc. has had no operations. Escalator Securities, Inc. was incorporated in the State of Pennsylvania on August 22, 1985, and conducted business as a registered broker-dealer under the Securities Exchange Act of 1934, as amended, and the Pennsylvania Securities Act of 1972 until 1997. On December 31, 1997, Escalator Securities, Inc. was closed by the NASD. Since this date, Escalator Securities, Inc. has had no operations. On July of 1990, we acquired Frank Communications Corp., a Pennsylvania corporation incorporated on May 30, 1989, which was in the business of financial public relations. In consideration of this acquisition, we paid $1,000. Frank Communications Corp. has no operations. On June 30, 1997, we transferred our holdings in Escalator Securities, Inc. to Escalator Investments, Inc. pursuant to the terms of an Agreement and Plan of Spinoff. The shareholders of Escalator, Inc. received all of the outstanding stock of Escalator Investments, Inc. and Escalator Securities, Inc., which then ceased being our wholly-owned subsidiaries.

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

         On April 2, 2002, we changed our name to Clean Water Technologies, Inc.

         On March 27, 2006, we entered into a Share Exchange and Reorganization Agreement (the "Exchange Agreement") with SheerVision, Inc., a California corporation (including its predecessor, "Sheervision-CA") and Suzanne Lewsadder and Jeffrey Lewsadder, our Chief Executive Officer and President, respectively, and the beneficial holders of all of the outstanding capital stock of SheerVision-CA, which set forth the terms and conditions of the business combination of us and SheerVision-CA in which all shareholders of SheerVision-CA exchanged all of the outstanding and issued capital stock of SheerVision-CA for an aggregate of 9,525,137 shares of our common stock, representing 95% of the outstanding common stock immediately after giving effect to such transaction. As a result of this transaction, SheerVision-CA became our wholly-owned subsidiary, and the shareholders of SheerVision-CA became our controlling stockholders.

         On June 15, 2006, we changed our name to SheerVision, Inc. We have not been a party to any bankruptcy, receivership or similar proceeding. Since such date, except as described herein, we have not been involved in any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.


ITEM 1A.  RISK FACTORS

OUR BUSINESS, PROSPECTS, FINANCIAL CONDITION, AND RESULTS OF OPERATIONS MAY BE MATERIALLY AND ADVERSELY AFFECTED DUE TO ANY OF THE FOLLOWING RISKS. THE TRADING OF OUR COMMON STOCK COULD DECLINE DUE TO ANY OF THESE RISKS. SOME OF THE STATEMENTS IN "RISK FACTORS" ARE FORWARD LOOKING STATEMENTS. SEE "SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS".

RISKS RELATED TO OUR BUSINESS

         AS WE HAVE A  LIMITED  OPERATING  HISTORY,  INVESTORS  MAY  NOT  HAVE A
SUFFICIENT HISTORY ON WHICH TO BASE AN INVESTMENT DECISION. Although we were incorporated in April 1986, our recently acquired operating subsidiary SheerVision-CA commenced operations in 1999. Accordingly, we may be deemed to have a limited operating history. Investors must consider the risks and difficulties frequently encountered by early stage companies, particularly in rapidly evolving markets such as the medial optical industry. Such risks include the following:

         o    competition;

         o    need for acceptance of products;

         o ability to anticipate and adapt to a competitive market and rapid technological developments;

         o amount and timing of operating costs and capital expenditures relating to expansion of our business, operations, and infrastructure; and

         o    dependence upon key personnel.

         We cannot be certain our strategy will be successful or that we will successfully address these risks. In the event that we do not successfully address these risks, our business, prospects, financial condition, and results of operations could be materially and adversely affected. Information regarding all of our past operations can be found in our reports and registration statements that have been previously filed with the Securities and Exchange Commission.

         WE DO HAVE A LIMITED HISTORY OF PROFITABILITY AND, CONSEQUENTLY, CANNOT PREDICT WHETHER WE WILL BE PROFITABLE. Although SheerVision-CA commenced operations in 1999, it has recorded profits inconsistently to date as it has endeavored to expand its business, product line, and operations. SheerVision-CA net income (loss) for the years ended August 31, 2005 and 2004 were $21,006 and $(18,875), respectively and SheerVision's net loss for the year ended August 31, 2006 was $(2,349,374). Moreover, we will need to increase significantly our operating expenses to implement our business plan. As a result of the foregoing factors, we could incur significant losses on a quarterly and annual basis for the foreseeable future. Our ability to generate revenue and profits in the long term will depend primarily upon the successful implementation of our business plan. We can provide no assurance that we will be successful in implementing our business plan or that we will generate sufficient revenue to achieve profitability.

         OUR FINANCIAL RESULTS MAY FLUCTUATE FROM PERIOD TO PERIOD AS A RESULT OF SEVERAL FACTORS WHICH COULD ADVERSELY AFFECT OUR STOCK PRICE. Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. As a result of our limited operating history, we believe that period to period comparisons of our operating results may not be a good indication of our future performance. It is possible that our future operating results may be below the expectations of investors or market analysts. If this occurs, our stock price may go down. Factors that will impact our financial results include:

         o the amount and timing of capital expenditures and other costs relating to the implementation of our business plan, including acquisitions of, and investments in, competing or complementary companies or technologies;

         o    the introduction of new products by our competitors;

         o    pricing   changes  in  the  surgical   loupe  and  light   systems
              manufacturing or assembly industries;

         o    technical difficulties with respect to the use of our products;

         o    regulatory changes; and

         o general economic conditions and economic conditions specific to our industry.

         As a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service, or marketing decisions or acquisitions that could have a material adverse effect on our business, prospects, financial condition, and results of operations.

         WE WILL NEED ADDITIONAL CAPITAL IN CONNECTION WITH OUR PROPOSED EXPANSION IN ORDER TO ACCELERATE OUR EXPANSION PLANS. To date, we have financed our operations principally through internally generated funds, a bank line of credit, and offerings of securities exempt from the registration requirements of the Securities Act. We believe that our available resources and cash flow will be sufficient to meet our anticipated operating cash needs for at least the next 12 months. Notwithstanding the foregoing, we estimate that we will require substantial additional financing at various intervals for our sales and marketing and research and development programs. We also estimate significant requirements for operating expenses including intellectual property protection and enforcement, and for pursuit of regulatory approvals. We can provide no assurance that additional funding will be available on a timely basis, terms acceptable to us, or at all. Accordingly, we may not be able to secure the funding which is required to expand sales and marketing and research and development beyond their current levels or at levels that may be required in the future. If we cannot secure adequate financing, we may be required to delay, scale back or eliminate one or more of our sales and marketing initiatives or research and development programs or to enter into license or other arrangements with third parties to market products or technologies that we would otherwise seek to develop and market ourselves. In such event, our business, prospects, financial condition, and results of operations may be adversely affected as we may be required to delay expansion or product introductions or enter into royalty, sales or other agreements with third parties in order to commercialize our products.

         WE HAVE LIMITED MANUFACTURING FACILITIES AND ARE LARGELY DEPENDENT UPON THIRD PARTIES TO MANUFACTURE OUR PRODUCTS. We have limited manufacturing facilities or expertise and have entered into manufacturing arrangements with third parties to manufacture our products. Accordingly, our ability to commercialize our products is dependent, in part, on our relationships with our third party contract manufacturers and the ability of our manufacturers to manufacture our products on a timely basis in accordance with our specifications. While we believe that there are numerous other third party manufacturers capable of manufacturing our products, should we not be able to continue to obtain contract manufacturing on commercially reasonable terms, or obtain our products rapidly when needed, we may experience difficulty commercializing our products. Any of such events may materially, adversely affect our business, prospects, financial condition, and results of operations.

         WE ARE DEPENDENT ON KEY MEMBERS OF MANAGEMENT. Our performance is substantially dependent on our key executive officers, Suzanne Lewsadder, Jeffrey Lewsadder, our Chief Executive Officer, and President, respectively, for sales and marketing, research and development, manufacturing, and intellectual property protection and licensing. Although these officers are our major stockholders, there can be no assurance these officers will continue to serve as our officers or directors. The inability to retain and continue to attract and retain qualified management and staff could significantly delay and may prevent the achievement of our research, development and business objectives, and could have a material adverse effect on our business, prospects, financial conditions, and results of operations. See "Management - Employment Agreement".

         OUR FAILURE TO MAINTAIN AND DEVELOP OUR BRAND NAMES COULD ADVERSELY AFFECT OUR REVENUES. We believe that maintaining and developing our brand names, including the trademark "SHEERVISION(R)", are critical to our success. The importance of our name recognition may increase as our products gain market acceptance and as we enter additional markets. We are incurring substantial expenditures to create and maintain brand name recognition and loyalty. If our brand building strategy is unsuccessful, we may be unable to increase our future revenues or expand our products and services. Such events would have a material adverse effect on our business, prospects, financial condition and results of operations.

         THE INDUSTRY IN WHICH WE OPERATE IS HIGHLY COMPETITIVE. Numerous well-known companies, which have substantially greater capital, research and development capabilities and experience than we have, are presently engaged in the surgical loupe market. By virtue of having or introducing competitive products on the market before us, these entities may gain a competitive advantage. Further future technological developments may render some or all of our current or future products noncompetitive or obsolete, and we may not be able to make the enhancements to our products necessary to compete successfully with newly emerging technologies. If we are unable to successfully compete in our chosen markets, our business prospects, financial condition, and results of operations would be materially adversely affected.

         AS THE OWNERSHIP OF OUR VOTING SECURITIES IS CONCENTRATED IN OUR FOUNDERS, EXECUTIVE OFFICERS, AND DIRECTORS, SUCH INDIVIDUALS CONTROL US. At October 31, 2006, Suzanne Lewsadder and Jeffrey Lewsadder, our Chief Executive Officer and President, respectively, beneficially own approximately 77.6% of the outstanding common stock. Accordingly, these individuals will be able to elect our directors and control the outcome of virtually all important stockholder decisions and may make such decisions in their own interest, which may not be in the best interests of other stockholders.

         OUR FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY COULD HAVE AN ADVERSE AFFECT ON US. We rely on trademark, patent and trade secrets to protect our intellectual property. We cannot be sure that these intellectual property rights can be successfully asserted in the future or will not be invalidated, circumvented, or challenged. Our failure to protect our proprietary information, and any successful intellectual property challenges or infringement proceedings against us could have a material adverse effect on our business, prospects, financial condition and results of operations.

         ANY INABILITY BY US TO RESPOND TO CHANGES IN CONSUMER DEMANDS IN A TIMELY MANNER COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS, PROSPECTS, FINANCIAL CONDITION, AND RESULTS OF OPERATIONS. Our success depends on our ability to identify, originate and define product trends in our markets, as well as to anticipate, gauge and react to changing consumer demands in a timely manner. Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to periodic change. We may not be able to meet changing consumer demands in the future. If we misjudge the market for our products, we may be faced with significant excess inventories for some products and missed opportunities for other products. Either of such events could have a material adverse effect on our business, prospects, financial condition, and results of operations.

                        RISKS RELATED TO OUR COMMON STOCK

         IN RECENT YEARS, THE STOCK MARKET IN GENERAL HAS EXPERIENCED EXTREME PRICE AND VOLUME FLUCTUATIONS. THIS VOLATILITY HAS HAD A SIGNIFICANT EFFECT ON THE MARKET PRICE OF SECURITIES ISSUED BY MANY COMPANIES FOR REASONS OFTEN UNRELATED TO THEIR OPERATING PERFORMANCE. THESE BROAD MARKET FLUCTUATIONS MAY ADVERSELY AFFECT OUR STOCK PRICE, REGARDLESS OF OUR OPERATING RESULTS. AS THE MARKET PRICE OF OUR COMMON STOCK MAY FLUCTUATE SIGNIFICANTLY, AND THIS MAY MAKE IT DIFFICULT FOR YOU TO RESELL YOUR SHARES OF COMMON STOCK WHEN YOU WANT OR AT PRICES YOU FIND ATTRACTIVE. The price of the common stock is quoted on the OTCBB and constantly changes. We expect that the market price of the common stock will continue to fluctuate. These fluctuations may result from a variety of factors, many of which are beyond our control. These factors include:

         o    quarterly variations in our operating results;

         o operating results that vary from the expectations of management, securities analysts and investors;

         o changes in expectations as to our business, prospects, financial condition, and results of operations;

         o announcements by us, our partners or our competitors of material developments;

         o the operating and securities price performance of other companies that investors believe are comparable to us;

         o    future sales of our equity or equity-related securities;

         o changes in general conditions in our industry and in the economy, the financial markets and the domestic or international political situation;

         o    fluctuations in oil and gas prices;

         o    departures of key personnel; and

         o    regulatory considerations.

         As a result of these fluctuations, you may experience difficulty selling shares of our common stock when desired or at acceptable prices.

         FUTURE SALES OF COMMON STOCK OR THE ISSUANCE OF SECURITIES SENIOR TO THE COMMON STOCK OR CONVERTIBLE INTO, OR EXCHANGEABLE OR EXERCISABLE FOR, COMMON STOCK COULD ADVERSELY AFFECT THE TRADING PRICE OF THE COMMON STOCK, AND OUR ABILITY TO RAISE FUNDS IN NEW EQUITY OFFERINGS. Future sales of substantial amounts of our common stock or other equity-related securities in the public market or privately, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or other equity-related securities. We can make no prediction as to the effect, if any, that future sales of shares of common stock or equity-related securities, or the availability of shares of common stock for future sale, will have on the trading price of our common stock.

         THE MARKET FOR THE COMMON STOCK MAY SUFFER IN THE EVENT OF DELISTING FROM THE OTCBB OR IF OUR COMMON STOCK IS "PENNY STOCK". If our common stock were delisted from the OTCBB or no exclusion from the definition of a "PENNY STOCK" under the Securities Exchange Act of 1934, as amended, were available, our common stock could be subject to the penny stock rules that impose additional sales practice requirements on broker-dealers who sell these securities to persons other than established customers and accredited investors. Accredited investors are generally those investors with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with a spouse. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase, and must have received the purchaser's written consent to the transaction prior to sale. As a result, delisting, if it were to occur, could materially adversely affect the ability of broker-dealers to sell our common stock and the ability of purchasers to sell their shares in the secondary market.

         FUTURE SALES OF COMMON STOCK BY OUR EXISTING STOCKHOLDERS COULD ADVERSELY AFFECT OUR STOCK PRICE. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that these sales could occur. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of October 31, 2006, we have outstanding 12,278,169 shares of common stock. Of these shares, 2,753,032 shares are freely tradeable. Giving effect to the exercise in full of our outstanding warrants, conversion in full of our outstanding Series A Preferred Stock, at October 31, 2006, we would have outstanding 17,184,352 shares of common stock. Of these shares, 7,659,215 shares will be freely tradeable. This leaves 9,525,137 shares eligible for sale in the public market, all of which are beneficially owned by Suzanne Lewsadder and Jeffrey Lewsadder, our Chief Executive Officer and President, respectively.

         Some of our warrantholders, holding warrants exercisable for approximately 988,700 shares of common stock, have the right, subject to a number of conditions and limitations, to include their shares in registration statements relating to our securities. By exercising their registration rights and causing a large number of shares to be registered and sold in the public market, these holders may cause the market price of the common stock to fall. In addition, any demand to include these shares in our registration statements could have an adverse effect on our ability to raise needed capital.

         WE DO NOT EXPECT TO PAY CASH DIVIDENDS ON OUR COMMON STOCK IN THE FORESEEABLE FUTURE. We have not declared or paid any cash dividends on our common stock and do not expect to pay cash dividends in the foreseeable future. As a result, investors may have to sell their shares of our common stock to realize their investment. We currently intend to retain all future earnings for use in the operation of our business and to fund future growth. In addition, the terms of our Series A Preferred Stock limit our ability to pay dividends. If this prohibition were to be waived, our ability to pay future cash dividends on our common stock would depend upon our results of operations, financial condition, cash requirements, the availability of a surplus and other factors.

         WE ARE SUBJECT TO ANTI-TAKEOVER PROVISIONS THAT COULD AFFECT THE PRICE OF OUR COMMON STOCK. Some provisions of our certificate of incorporation, as amended, our by-laws, and laws of the State of Delaware could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders.

         We are subject to the provisions of Section 203 of the Delaware General Corporation Law ("SECTION 203"). Section 203 provides, with certain exceptions, that a Delaware corporation may not engage in any of a broad range of business combinations with a person or an affiliate, or an associate of such person, who is an "interested stockholder" for a period of three years from the date that such person became an interested stockholder unless: (i) the transaction resulting in a person becoming an interested stockholder, or the business combination, is approved by the board of directors of the corporation before the person becomes an interested stockholder; (ii) the interested stockholder acquired 85% or more of the outstanding voting stock of the corporation in the same transaction that makes such person an interested stockholder (excluding shares owned by persons who are both officers and directors of the corporation, and the shares held by certain employee stock ownership plans); or (iii) on or after the date the person becomes an interested stockholder, the business combination is approved by the corporation's board of directors and by the holders of at least 66-2/3% of the corporations outstanding voting stock at an annual or special meeting, excluding the shares owned by the interested stockholder. Under Section 203, an "interested stockholder" is defined as any person who is: (i) the owner of 15% or more of the outstanding voting stock of the corporation or (ii) an affiliate or associate of the corporation and who was the owner of 15% or more of the outstanding voting stock of the corporation at any time within the three-year period immediately prior to the date on which it is sought to be determined whether such person is an interested stockholder.

         A  corporation  may, at its  option,  exclude  itself from  coverage of
Section 203 by amending its certificate of incorporation or bylaws, by action of its stockholders, to exempt itself from coverage, provided that such certificate of incorporation amendment or bylaw shall not become effective until 12 months after the date it is adopted. We have not adopted such an amendment to our second amended and restated certificate of incorporation or by-laws.

         In addition, our second amended and restated certificate of incorporation, as amended, authorizes our board of directors to issue up to 10,000,000 shares of preferred stock, which may be issued in one or more series, the terms of which may be determined at the time of issuance by the board, without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions. Following the conversion of our convertible preferred stock, no shares of preferred stock shall be outstanding, and we have no present plans for the issuance of any preferred stock other than the outstanding Series A Preferred Stock. However, the issuance of any such preferred stock could materially adversely affect the rights of holders of shares of our common stock and, therefore, could reduce the value of our common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third party. The ability of our board of directors to issue preferred stock could have the effect of rendering more difficult, delaying, discouraging, preventing, or rendering more costly an acquisition or a change in control of us thereby preserving control of by the current controlling stockholders.

ITEM 2.  DESCRIPTION OF PROPERTY

         Our corporate office, customer service and shipping operations are located at 4030 Palos Verdes Drive North, Suite 104 Rolling Hills Estates, California, and is comprised of approximately 2090 square feet. SheerVision leases this facility from an unaffiliated third party pursuant to a lease expiring on October 31, 2007 and providing for annual rental payments of approximately $50,000. Light manufacturing and storage facilities are located at 4000 Palos Verdes Drive North, Suite 110 and comprise approximately 610 square feet. Annual rental payments are approximately $5,300 and this lease is expiring on October 31, 2007. Satellite operations are currently in the states of Arizona, California, Georgia, Illinois, Massachusetts and Texas. In the event that we should require additional or alternative facilities, we believe that such facilities can be obtained on short notice at competitive rates.

ITEM 3.  LEGAL PROCEEDINGS

         In the ordinary course of business the Company may be subject to litigation from time to time. There is no past, pending or, to the Company's knowledge, threatened litigation or administrative action (including litigation or action involving the Company's officers, directors or other key personnel) which in the Company's opinion has or is expected to have, a material adverse effect upon its business, prospects financial condition or operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year 2006.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

         Our common stock is quoted on the OTC Bulletin Board (the "OTCBB") under the symbol "SVSO". From March 22, 2006 to June 15, 2006, our common stock traded on the OTCBB under the symbol "CWTT" and prior to such earlier date traded on the OTCBB under the symbol "CWTI". The quarterly high and low reported sales prices for our common stock as quoted on the OTCBB for the periods indicated are as follows:


                YEAR ENDED AUGUST 31, 2006              HIGH          LOW

 Three Months Ended November 30, 2005                   .10           .06
 Three Months Ended February 28, 2006                   .14           .04
 Three Months Ended May 31, 2006                        4.50          .04
 Three Months Ended August 31, 2006                     1.50          1.00

                 YEAR ENDED AUGUST 31, 2005             HIGH          LOW

 Three Months Ended November 30, 2004                    .30          .12
 Three Months Ended February 28, 2005                    .27          .07
 Three Months Ended May 31, 2005                         .20          .07
 Three Months Ended August 31, 2005                      .15          .07

         The foregoing quotations were provided by Yahoo finance and the quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         On October 31, 2006, the last reported sale price per share of common stock as quoted on the OTCBB was $0.28. As of such date, we had 12,278,169 shares of common stock outstanding. Based on information available from our registrar and transfer agent, we estimate that we had approximately 184 stockholders of record on October 31, 2006.

         The Company has not paid any dividends to date. In addition, it does not anticipate paying dividends in the foreseeable future although holders of Series A Preferred Stock are entitled to a dividend preference at the rate of 9% of the stated value of $10 per share per annum payable every June 30 and December 31, commencing June 30, 2006 and to the extent not paid accrues until paid. The Board of Directors of the Company will review its dividend policy from time to time to determine the desirability and feasibility of paying dividends after giving consideration to the Company's earnings, financial condition, capital requirements and such other factors as the Board may deem relevant.

         The Company has no securities authorized for issuance under equity compensation plans.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            The following discussion and analysis should be read in conjunction with our audited financial statements for each of the two years ended August 31, 2006 and 2005, and the notes thereto, all of which financial statements are included elsewhere in this Form 10-KSB. In addition to historical information, the following discussion and other parts of this Form 10-KSB contain forward looking information that involves risks and uncertainties. Actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under "Description of Business" and elsewhere in this Form 10KSB.

OVERVIEW

         We design and sell proprietary surgical loupes and light systems to the dental, medical and veterinary markets and have quickly captured a leading position in the dental hygiene market segment. In addition, we act as the OEM to major optical companies, supplying proprietary loupes under such company's brand name. Through our exclusive arrangement with a manufacturer based in Asia, we can provide top quality surgical loupes directly to end-users at substantially lower prices than similar products. Our objective is to become the leading manufacturer and global marketer of high quality, value-priced surgical loupes, light systems and related products and services for the dental, medical, and veterinary markets.

         Since the inception of our business in 1999, we have rapidly established a significant base of operations characterized by steady sales growth, the deployment of a top-notch dedicated sales force, the implementation of a strategic marketing program, and continued product development activities.

         For the years ended August 31, 2006 and August 31, 2005, two of the largest customers accounted for 10% and 6% of our revenues respectively. As of August 31, 2006 and August 31, 2005, we had working capital (deficit) of $1,178,605 and $(62,578), respectively, and an accumulated deficit of $3,590,065 and $59,998, respectively. We generated revenues of $2,980,584 and $1,972,460 for the years ended August 31, 2006 and August 31, 2005 respectively, and recorded a net income (loss) of $(2,349,374) and $21,006, respectively, during such periods. In addition, during the year ended August 31, 2006 and the August 31, 2005 net cash used in operating activities was $1,865,679 and $7,312, respectively.

         On March 27, 2006, we entered into the Exchange Agreement with SheerVision-CA and Suzanne Lewsadder and Jeffrey Lewsadder, our Chief Executive Officer and President, respectively, and the beneficial holders of all of the outstanding capital stock of SheerVision-CA, which sets forth the terms and conditions of the business combination of us and SheerVision-CA in which all shareholders of SheerVision-CA exchanged all of the outstanding and issued capital stock of SheerVision-CA for an aggregate of 9,525,137 shares of our common stock, representing 95% of the outstanding common stock immediately after giving effect to such transaction. As a result of this transaction, SheerVision-CA became our wholly-owned subsidiary effective April 13, 2006, and the shareholders of SheerVision-CA became our controlling stockholders. For financial reporting purposes, this transaction has been treated as a reverse-merger, where SheerVision-CA is the acquirer. Because this transaction is treated as a purchase of SheerVision, Inc., a Delaware corporation, the historical financial statements of SheerVision-CA became our historical financial statements after the transaction.

YEAR IN REVIEW

          Fiscal year 2006 was a time of growth and transformation at our company. Entering our seventh year in business, as a supplier to the dental and dental hygiene industries, management chose to exploit a market share growth opportunity by rapidly expanding our operations. This decision was based on reputation and our products and services, our loyal customer base, the quality of our products, and the industry differentiation provided by our manufacturer direct sales model. In September 2005, we completed an offering of 12% convertible notes. This funding allowed the Company to purchase 54% of Clean Water Technologies, a publicly-traded shell company and complete a reverse merger in March, 2006. Committing to this rapid growth plan required additional infusion of capital, which was achieved by completing a private placement offering resulting in gross proceeds of $4.1 million and net proceeds of $3.5 million.

         This new capital was immediately put to use in several areas to increase our value proposition by improving the operations of the company to support our planned market expansion. Investments were first made in new product development and to support the launch of two key product lines to the market place: the Firefly LED(TM) Portable Light System, and our Through-The-Lens (TTL) loupes. Investments were made in the addition of staff, the purchase of new production equipment, and an increase in the inventory levels of key raw materials. Additional investments were made in the company's infrastructure including a new computer system, new networking equipment, and the installation of a new telephone system. The company's sales force was upgraded and expanded to continue to grow our sales in existing and new markets. The company also replaced its website with anew e-commerce enabled storefront to support greater online sales. Direct response and online marketing programs will become a major focus going into 2007.

          More recently, company management focused the company's efforts on brand building and sales growth. During the summer of 2006 we launched a comprehensive marketing program to build sales of our new products, and to gain entry into new markets. This program included a combination of advertising, direct marketing, sales collateral materials, and online marketing efforts that are facilitated by our manufacturer direct sales model.

         We did encounter a few challenges throughout the year which we believe moderated our results. The first involved the Firefly LED light source which experienced a setback due to challenges in obtaining all of the necessary raw materials. As a result, significant sales were not achieved until late in fiscal year 2006. We expect that the Firefly LED will be a substantial part of our future sales, and to date, it has exceeded our expectations. The second challenge was a delay in the launch of our "Through the Lens" loupe product line. It was delayed by several months due to issues with a key supplier. We resolved this barrier by partnering with an alternative supplier that aided us in developing new proprietary technologies, and rapidly installed and made operational the equipment necessary to bring the production in-house.

          Our current operations are characterized by low fixed costs, are not capital intensive, and our multiple sales channels mitigate the risk associated with the loss, or disruption, of any one customer or outlet.

CRITICAL ACCOUNTING POLICIES

         Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Below is a brief description of our critical accounting policies:

         REVENUES. Sales revenues are recognized upon the shipment of products.

         COST OF GOODS SOLD. Cost of goods sold consists of costs of raw materials and finished goods purchased from several manufacturers. Factors affecting our cost of goods sold, include, but are not limited to, currency fluctuations as it relates to our foreign manufacturers and inflationary price increases.

         ACCOUNTS  RECEIVABLE.  Accounts  receivable  are  reported  net  of any
write-off   for   uncollectible   accounts.   Accounts   are  written  off  when
significantly past due after exhaustive efforts at collection.

         INVENTORY. Inventory is stated at the lower of cost (first-in, first-out method) or market and consists of raw materials and finished goods. Materials associated with the manufacturing of our product lines are readily available within the US and international markets with relatively short ordering cycles and therefore inventory on hand normally represents a two to three month selling cycle. Inventory valuations depend on quantities on hand, sales history and expected near term sales prospects. No inventory valuations were warranted as of August 31, 2006 and 2005.

         DEFERRED FINANCING COSTS. Deferred financing costs represent legal and other fees associated with the issuance by us of 12% Bridge Notes in September 2005. The Value of the warrants issued in connection with the 12% Bridge Notes and warrants issued in connection with the 9% private placement offering in May 2006. We amortize these costs over the life of the related debt.

         INCOME TAXES. We account for income taxes using the liability method as prescribed by Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES. Deferred income taxes reflect temporary differences in reporting assets and liabilities for income tax and financial accounting purposes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

         LONG LIVED ASSETS. Our management evaluates the recoverability of our long-lived assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Any impairment of value will be recognized as an expense in the statement of operations.

         CONCENTRATION OF CREDIT RISK. We maintain cash balances with various financial institutions, which at times may exceed the Federal Deposit Insurance Corporation limit. We have not experienced any losses to date as a result of this policy and management believes that there is little risk of loss.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET EFFECTIVE

         In December 2004, the FASB issued Statement of Financial Standards No. 123 (revised 2004), SHARE-BASED PAYMENT ("SFAS No. 123 (R)"), which is a revision of SFAS No. 123. SFAS No. 123 (R) supersedes APB Opinion No. 25,
ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and amends FASB Statement No. 95, STATEMENT OF CASHFLOWS. Generally, the approach to accounting for share-based payments in SFAS No. 123(R) is similar to the approach described in SFAS No.
123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure of the fair value of share-based payments is no longer an alternative to financial statement recognition. SFAS No. 123(R) is effective for small public business issuers at the beginning of the first fiscal year beginning after December 15, 2005, and therefore effective for the year ending August 31, 2007 for the Company. The Company does not expect that this pronouncement will have a significant effect on future financial statements.

         Statement of Financial Accounting Standards No. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154) was issued in May 2005 and becomes effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect that SFAS 154 will have any significant effect on future financial statements.

         Statement of Financial Accounting Standards No. 155, ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS - AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140, was issued in February 2006 and is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Certain parts of this Statement may be applied prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of this Statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Company does not expect that SFAS 155 will have any significant effect on future financial statements.

         Statement of Financial Accounting Standards No. 156, ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS-AN AMENDMENT OF FASB STATEMENT NO. 140, pertains to the servicing of financial assets and was issued in March 2006 and should be adopted as of the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The Company does not expect that SFAS 156 will have any significant effect on future financial statements.

         Statement of Financial Accounting Standards No.157, FAIR VALUE MEASUREMENTS. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company does not expect that this pronouncement will have any significant effect on future financial statements.

         The FASB issued Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES - AN INTERPRETATION OF FASB STATEMENT NO. 109 (FIN 48) in June 2006. This Interpretation primarily relates to tax positions taken or expected to be taken in a tax return and clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. Under this Interpretation the effects of a tax position would be recognized or derecognized depending on what outcome is more likely than not to occur with respect to the position. The Interpretation also provides guidance on derecognition,
classification,   interest  and  penalties,   accounting  in  interim   periods,
disclosure, and transition. It requires that all tax positions be evaluated using the more-likely-than-not recognition threshold, and that the enterprise should presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information for recognition, derecognition, and measurement using consistent criteria. Disclosures are required about the effect of unrecognized tax benefits related to tax positions as well as information about the nature of the uncertainties related to tax positions where it is reasonably possible that changes in the tax provision will occur in the next 12 months of this Interpretation will provide more information about the uncertainty in income tax assets and liabilities. This Interpretation is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of this Interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. The Company has not yet determined what effect, if any, FIN 48 will have on future financial statements.

         In March 2005, FASB Interpretation No. 47, ACCOUNTING FOR CONDITIONAL ASSET RETIREMENT OBLIGATIONS-AN INTERPRETATION OF FASB STATEMENT NO. 143 (FIN
47). FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year enterprises). Retrospective application for interim financial information is permitted but is not required. Early adoption of this Interpretation is encouraged. The Company does not expect that FIN 47 will have any significant effect on future financial statements.

         In December 2004, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AcSEC) issued Statement of Position 04-2, ACCOUNTING FOR REAL-TIME SHARING TRANSACTIONS (SOP 04-2). SOP 04-2 is effective for financial statements issued for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company does not expect that SOP 04-2 will have any effect on future financial statements.

         In September 2005, AcSEC issued Statement of Position 05-1: ACCOUNTING BY INSURANCE ENTERPRISES FOR DEFERRED ACQUISITION COSTS IN CONNECTION WITH MODIFICATIONS OR EXCHANGES OF INSURANCE CONTRACTS (SOP 05-1). SOP 05-1 is effective for fiscal years beginning after December 15, 2006, with earlier adoption encouraged. The Company does not expect that SOP 05-1 will have any effect on future financial statements.

         FASB Staff Position (FSP) FAS 13-1 ACCOUNTING FOR RENTAL COSTS INCURRED DURING A CONSTRUCTION PERIOD, was issued on October 6, 2005 and becomes effective for the for new transactions or arrangements entered into after the beginning of the first fiscal quarter following the date that the final FSP is posted by the FASB. The Company does not expect that FSP 13-1 will have any significant effect on future financial statements.

         FASB Staff Position (FSP) No. FTB 85-4-1, ACCOUNTING FOR LIFE SETTLEMENT CONTRACTS BY THIRD-PARTY INVESTORS, was posted in March 27, 2006 and is effective for fiscal years beginning after June 15, 2006. It provides initial and subsequent measurement guidance and financial statement presentation and disclosure guidance for investments by third-party investors in life settlement contracts. This FSP also amends certain provisions of FASB Technical Bulletin No. 85-4, ACCOUNTING FOR PURCHASES OF LIFE INSURANCE, and FASB Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The Company does not expect that (FSP) No. FTB 85-4-1 will have any effect on future financial statements.

         FASB Staff Position (FSP) NO. SOP 94-6-1, TERMS OF LOAN PRODUCTS THAT MAY GIVE RISE TO A CONCENTRATION OF CREDIT RISK. Posted on December 19, 2005, the guidance in Question 1 of this FSP is effective for interim and annual periods ending after the date the FSP is posted to the FASB website. An entity shall provide the disclosures required by Statement 107 for the products that are determined to represent a concentration of credit risk in accordance with the guidance in Question 1 for all periods presented. Question 2 of this FSP references only existing effective literature; therefore, no effective date or transition guidance is required. The Company does not expect that this pronouncement will have any significant effect on future financial statements.

         FASB Staff Position (FSP) No. AAG INV-1 and SOP 94-4-1, REPORTING OF FULLY BENEFIT-RESPONSIVE INVESTMENT CONTRACTS HELD BY CERTAIN INVESTMENT COMPANIES SUBJECT TO THE AICPA INVESTMENT COMPANY GUIDE AND DEFINED-CONTRIBUTION HEALTH AND WELFARE AND PENSION PLANS. Posted on December 29, 2005, the financial statement presentation and disclosure guidance in paragraphs 8-11 of this FSP, considering the special transition guidance outlined in paragraph 13 if effective for financial statements for annual periods ending after December 15, 2006. The revised definition of fully benefit-responsive in paragraph 7 of this FSP shall be effective for all investment contracts as of the last day of the annual period ending after December 15, 2006. Earlier application to interim or annual periods is permitted. If comparative financial statements are presented, the guidance in this FSP shall be applied retroactively to all prior periods presented. If an investment contract is considered fully benefit-responsive under the revised definition as of the last day of the annual period ending after December 15, 2006, that contract shall be considered fully benefit-responsive in accordance with the then existing provisions of SOP 94-4. The Company does not expect that this pronouncement will have any significant effect on future financial statements.

         FASB Staff Position (FSP) No. AUG AIR-1, ACCOUNTING FOR PLANNED MAJOR MAINTENANCE ACTIVITIES, as posted on September 8, 2006 and is effective for the first fiscal year beginning after December 15, 2006. This FSP addresses the accounting for planned major maintenance activities and amends certain provisions in the AICPA Industry Audit Guide, AUDITS OF AIRLINES (Airline Guide), and APB Opinon No. 28, INTERIM FINANCIAL REPORTING. The Airline Guide permits four alternative methods of accounting for planned major maintenance activities: direct expense built-in overhaul, deferral, and accrual (accrue-in-advance). Those methods are widely used by other industries. The FSP prohibits the use of the accrue-in-advance method. The Company does not expect that this pronouncement will have any significant effect on future financial statements.

         Issue 06-2, ACCOUNTING FOR SABBATICAL LEAVE AND OTHER SIMILAR BENEFITS PURSUANT TO FASB STATEMENT NO. 43, "ACCOUNTING FOR COMPENSATED ABSENCES" An employer may provide its employees with sabbatical leave or other similar benefits. Sabbatical leave involves an employee receiving time off upon working at the employer for a specific period of time. When an employer provides sabbatical leave or another similar benefit, the employer must determine whether such benefit should be accrued based on the guidance in FASB Statement No. 43, ACCOUNTING FOR COMPENSATED ABSENCES. The Task Force reached a consensus that an employee's right to a compensated absence under a sabbatical or other similar benefit arrangement (a) that requires the completion of a minimum service period and (b) in which the benefit does not increase with additional years of service accumulates pursuant to Statement 43 for arrangements in which the individual continues to be a compensated employee and is not required to perform duties for the entity during the absence. Therefore, assuming all of the other conditions of Statement 43 are met, the compensation cost associated with a sabbatical or other similar benefit arrangement should be accrued over the requisite service period. The Company does not expect that EITF 06-2 will have any significant effect on future financial statements.

         EITF Issue 06-3, HOW SALES TAXES COLLECTED FROM CUSTOMERS AND REMITTED TO GOVERNMENTAL AUTHORITIES SHOULD BE PRESENTED IN THE INCOME STATEMENT (THAT IS, GROSS VERSUS NET PRESENTATION). To issue concerns whether various non-income taxes assessed by governmental authorities should be presented gross or net in an entity's income statement. Non-income taxes on which this question has arisen include sales tax, use tax, excise tax, value added tax, and various taxes related to specific industries (e.g., the severance tax in the oil and gas industry and the franchise tax in the cable industry). The Task Force reached a consensus that the scope of this Issue includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. The Task Force also reached a consensus that the presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to Opinion 22. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts on those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. The Company does not expect that EITF 06-3 will have any significant effect on future financial statements

RESULTS OF OPERATION

The following table sets forth, for the periods indicated, financial information related to operations, as well as expressed as a percentage of our net sales:
(in thousands)

                                                                  YEARS ENDED AUGUST 31,
                                                                  ----------------------
                                                            2006                          2005
                                                            ----                          ----
Net Sales                                               $2,981      100.0%             $1,972   100.0%
Cost of Goods Sold                                       1,135       38.1%                700    35.5%
Gross Profit                                             1,846       61.9%              1,272    64.5%
Operating Expenses
         Shipping Expenses                                 135        4.5%                 93     4.7%
         Selling Expenses                                1,525       51.2%                512    26.0%
         General and Administrative Expenses             1,418       47.6%                641    32.5%
         Product Development Expenses                       30        1.0%                 .8     0.4%
         Total Operating Expenses                        3,108      104.3%              1,254    63.6%
Income (Loss) from Operations                           (1,261)     (42.3)%                18      .9%
Other (Income)/Expense                                   1,108       37.2%
Provision (Benefit) for Income Tax
         Current                                             2        0.1%                  8     0.4%
         Deferred                                          (22)      (0.7)%               (11)   (0.6)%
Net Income (Loss)                                       (2,349)     (78.9)%                21    (1.1)%


         NET SALES. Net Sales increased by $1,008,124, or 51.1%, from $1,972,460 for the year ended August 31, 2005 to $2,980,584 for the year ended August 31, 2006. This increase resulted from new product introductions, such as the Firefly LED(TM) which represented 18% of sales as well as an increase of sales of the traditional Flip-Up loupes as a result of advertising and direct mailing campaigns. The Company maintained the position on its competitive pricing edge and therefore did not institute price increases to the customer during the year. Increases in sales volume were attributable to increased volume, not the effect of price increases.

         COST OF GOODS SOLD. Cost of goods sold increased by $434,385, or 62.0%, from $700,131 for the year ended August 31, 2005 to $1,134,516 for the year ended August 31, 2006. The increase in cost of sales resulted directly from the increase in sales volume. As a percentage of sales, cost of goods sold increased from 35.5% of sales in the year ended August 31, 2005 to 38.1% of sales in the year ended August 31, 2006. This increase in due to slight increases in product costs throughout the year without the addition of increased costs to the customer as well as in increase in distributor sales which was 11% for the period ending August 31, 2006 compared to 6% for the period ending August 31, 2005.

         GROSS PROFIT. Gross profit increased by $573,739, or 45.1% from $1,272,329 for the year ended August 31, 2005 to $1,846,068 for the year ended August 31, 2006. The increase in gross profit was directly attributable to increase sales volume. The gross profit was 64.5% of revenue for the year ended August 31, 2005 compared to 61.9% of revenue for the year ended August 31, 2006. Factors affecting the decrease of 2.6% in gross profit included product cost increases that the Company absorbed as well as the 5% increase in distributor sales over the prior period.

         OPERATING EXPENSES. Operating expenses, which include shipping expense, selling expense, general and administrative expense and product development increased by $1,853,099, or 147.7%, to $3,107,544 for the year ended August 31, 2006 as compared to $1,254,445 for the year ended August 31, 2005.

         Shipping expenses were $135,044 or 4.5% of net sales for the year ended August 31, 2006 as compared to $92,985 or 4.7% of net sales for the year ended August 31, 2005. This increase of $42,059 was directly attributable to the increase in sales volume. The Company continues to improve procedures and find volume efficiencies with its common carriers.

         Selling and marketing expenses were $1,524,957 for the year ended August 31, 2006 an increase of $1,013,259 or 198% over the previous years selling expense of $511,698. During fiscal year 2006 the Company aggressively positioned itself through its strategic sales and marketing program to develop brand awareness, and enhance market share. Outside sales staffing was expanded from 4 regional sales representatives to 10 representatives. This increase in sales personnel also allowed us to increase our industry presence at tradeshows and professional meetings in which we incurred additional training expenses of new personnel. In addition to outside sales personnel, the company took an aggressive position with online sales and marketing and added a full time manager in July, 2006 to build its online presence. Online sales volume increased 140% during the fiscal period ended August 31, 2006 compared to the prior year. A sales and marketing agency was hired in June 2006 to implement a "DIRECT RESPONSE INITIATIVE" that will result in, driving product sales, building awareness of SheerVision, our products and key differentiators. The Company incurred initial expenses for this program in July and August of 2006 in which revenues were not as yet being generated through this program.

         General and administrative expenses increased $776,449, or 121.1%, from $641,312 for the year ended August 31, 2005 to $1,417,762 for the year ended August 31, 2006. The increase was particularly attributable to salaries associated with the Chief Executive Officer, President and the addition of a Chief Financial Officer in December, 2005 of approximately $350,000. Professional fees for legal expenses, accounting costs and investor relations accounted for approximately $400,000. These expenses are directly associated with the companies position as privately held during fiscal year 2005 to a publicly traded company and are expected to continue in the future.

         Product Development Costs increased by $21,332 or 251.3% from $8,450 for the year ended August 31, 2005 to $29,782 for the year ended August 31, 2006 primarily due to expenses incurred in obtaining ETL certifications for safety and electrical performance standards on the Company's LED light source product.

         LOSS FROM OPERATIONS. As of result of the aforementioned, loss from operations was $1,261,476 for the twelve months ended August 31, 2006 as compared to a profit of $17,884 for the twelve months ended August 31, 2005.

         INTEREST EXPENSE. Interest expense of $227,355 for the twelve months ended August 31, 2006 consisted of approximately $138,517 related to the issuance of 12% secured convertible notes and 9% preferred convertible notes, a discount of $68,838 was attributed to warrants related to the 12% convertible note and $20,000 of interest expense attributable to the Company's bank line of credit and other revolving lines.

         INTEREST INCOME. Interest income for the twelve months ended August 31, 2006 of $31,909 was earned through investments at variable money market rates of funds generated primarily through the private placement offering in May 2006.

         REGISTRATION PENALTIES. The Company had an obligation under the registration rights agreement with respect to its 9% convertible notes to pay penalties if it failed to meet the registration deadline for the preferred stock issuance. The company recorded a registration penalty of $45,105 for the twelve months ending August 31, 2006. Accordingly, this amount has been recorded as a liability.

         AMORTIZATION AND DEPRECIATION. Amortization for the twelve months ended August 31, 2006 amounted to $864,117 of which $272,996 related to the deferred financing costs associated with the issuance of secured convertible notes in September 2005, $182,711 represents the amortization of the placement agent and financial advisor warrants issued in connection with the secured convertible notes in September 2005, and $408,410 represents the amortization of the warrants issued in connection with the 9% convertible preferred notes in May 2006. Depreciation for the twelve months ended August 31, 2006 was $3,906 and $0 for the twelve months ended August 31, 2005.

         For the year ended August 31, 2006 we recorded a current income tax provision of $1,721, and a deferred tax benefit of $22,397 as compared to a current income tax provision of $8,077 and a deferred tax benefit of $11,199 for the year ended August 31, 2005.

         As a result of the foregoing, we had a net loss of $2,349,374 for the twelve months ended August 31, 2006 compared to net income of $21,006 for the year ended August 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

         To date, we (including SheerVision-CA) have financed operations principally through internally generated funds, a bank line of credit, and offerings of securities exempt from the registration requirements of the Securities Act. We believe that our available resources and cash flows will be sufficient to meet our anticipated operating cash needs for at least 12 months ended August 31, 2007 based on the current level of operation. We estimate, however, that we will require substantial additional financing at various intervals for sales and marketing, and research and development programs, including significant requirements for operating expenses and for intellectual property protection and enforcement. We can provide no assurance that additional funding will be available on a timely basis on acceptable terms, or at all. Accordingly, we may not be able to secure the funding that is required to expand sales and marketing and research and development beyond their current levels or at levels that may be required in the future. If we cannot secure adequate financing, we may be required to delay, scale back or eliminate one or more of our sales and marketing initiatives or research and development programs, or enter into license or other arrangements with third parties to commercialize products or technologies that we would otherwise seek to develop and commercialize ourself. In such an event, our business, prospects, financial condition, and results of operations could be adversely affected, as delays may be required for expansion or product introductions, or entrance into royalty, sales or other agreements with third parties for the commercialization of products.

         As a result of a Share Exchange and Reorganization Agreement dated March 27, 2006, SheerVision-CA became our wholly-owned subsidiary. Consequently SheerVision-CA's business operations constitute all of the business operations of the combined company since we were not an operating business prior to entering into the Agreement. In September 2005, SheerVision-CA consummated a private offering (the "2005 Private Placement") of 24 units, at an offering price of $50,000 per unit, each unit consisting of one year 12% senior secured convertible notes in the principal amount of $50,000 (the "12% Notes"), and warrants to purchase an aggregate of 11,430 shares of our common stock through Northeast Securities Corp., a registered broker-dealer ("NESEC"). The 12% Notes which were paid in full by conversion to the 9% offering or by cash by August 31, 2006 were secured by a lien on all of the assets of SheerVision, subject to subordination to the Credit Line (as defined in the following paragraph). Twenty-two and a half percent (22.5%) of the principal amount of the 12% Notes was convertible into shares of our common stock at the effective conversion price of approximately $0.28346 per share. The warrants are exercisable at the effective exercise price of approximately $0.28346 per share at any time and from time to time until September 2010. The conversion and exercise prices are subject to adjustment upon adjustment or reclassification of the securities issuable upon the conversion or exercise thereof and in the event of certain issuances at effective prices below the exercise price. All purchasers in such offering were "Accredited Investors" as defined in Rule 501(a) of Regulation D under the Securities Act. In connection with such offering, SheerVision paid to NESEC a cash commission in the amount of approximately $273,000 and granted to NESEC warrants to purchase an aggregate of 238,129 shares of its common stock exercisable at $0.28346 per share for five years.

         In December 2005, SheerVision entered into an agreement with Vineyard Bank for a revolving credit facility of up to $300,000 (the "Credit Line"), expiring on January 15, 2007. The Credit Line bears interest at 1.25% above the bank prime rate and is collateralized by a security interest in all of the assets of SheerVision. In addition, all obligations to the bank are personally guaranteed by Suzanne Lewsadder and Jeffrey Lewsadder, our Chief Executive Officer and President, respectively. On August 31, 2006, there was no outstanding indebtedness under the Credit Line.

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

         Net proceeds of approximately $3,480,000 were raised from the 2005 Private Placement and 2006 Private Placement. During the fiscal year ended August 31, 2006, we used approximately $2,366,000 of the said net proceeds in the following amounts and for the following purposes:


         o        Purchase price of Clean Water Technologies, Inc. stock        $625,000

         o        Purchase of office systems and manufacturing equipment        $105,000

         o        Legal and accounting costs related to going public            $400,000

         o        General and administrative costs                              $350,000

         o        Marketing and selling costs                                   $886,000

         As of August 31, 2006, approximately $1,114,000 in cash remains from the said net proceeds.

         The following factors, among others, could cause actual results to differ from those indicated in the above forward-looking statements: pricing pressures in the industry; an unexpected decrease in demand for our products; our ability to attract new customers; an increase in competition in the optical products market; and the ability of some of our customers to obtain financing. These factors or additional risks and uncertainties not known to us or that we deem immaterial may impair business operations and may cause our actual results to differ materially from any forward-looking statement.

         Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this report to conform them to actual results or to make changes in our expectations.

         During the year ended August 31, 2006, in net cash used in operations was $1,865,679, as compared to net cash used in operations of $7,312 in the year ended August 31, 2005. This increase was caused by substantial increases in operating expenses as the company transitioned to becoming a major competitor within the optical and lighting industry through aggressive sales and marketing programs and increases in its professional staffing to support being a public company. Inventory levels increased by $137,028 and accounts receivable increased by $35,922 as distributor sales increased and payment terms were instituted. Deferred financing costs decreased by $50,573 in the year ended August 31, 2006.

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

CONTRACTUAL OBLIGATIONS

         The Company leases space under a non-cancellable lease that expires in October 2007, with minimum annual rentals as follows:

FISCAL YEAR ENDING AUGUST 31,                                 ANNUAL RENTAL
---------------------------------------------------------------------------
            2007                                                 $48,468
            2008                                                   8,078
                                                                 $56,546
                                                                 =======

OFF BALANCE SHEET ADJUSTMENTS

         We have no off-balance sheet adjustments.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to market risk for changes in interest rates as our bank borrowings accrue interest at floating rates of 1.25% over the Prime Lending Rate (currently at 8.75% per annum). We believe that changes in interest rates shall not have a material effect on our liquidity, financial condition or results of operations.

IMPACT OF INFLATION

         Management believes that results of operations are not dependent upon moderate changes in inflation rates as it expects to be able to pass along component price increases to our customers. Although the Company has incurred minor price increases in its cost of goods purchased, to date it has not chosen to pass these increases along to its customers.

SEASONALITY

         We have not experienced any material seasonality in sales fluctuations over the past two years in the surgical loupe and light systems markets. We experience some immaterial seasonality in the dental hygiene market due to the nature of the school year. This fluctuation does not effect our overall sales due to the demand in other market segments.

ITEM 7. FINANCIAL STATEMENTS

         Attached hereto and filed as a part of this Annual Report on Form 10-KSB are our Consolidated Financial Statements, beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

ITEM 8A. CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, and to allow timely decisions regarding whether or not disclosure is required. We are taking steps to remedy this deficiency through a combination of increased documentation, increasing the accounting staff, engaging independent auditors to provide us with accounting advice and implementing internal procedures including the distribution of documents. These deficiencies have been reported to our Board of Directors and we intend to improve and strengthen our controls and procedures.

ITEM 8B. OTHER INFORMATION

         None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS
         Set forth below is certain information with respect to the individuals who are our directors and executive officers.

Name                   Age   Position
-----------------      ---   -----------------------------------------------
Suzanne Lewsadder      60    Chief Executive Officer, Director and Treasurer
Jeffrey Lewsadder      50    President, Director and Secretary
Suzanne Puente         48    Chief Financial Officer
Shemiran Hart          48    Director
Sharon Biddle          54    Director
David Frankel          58    Director

         Suzanne Lewsadder has served as our Chief Executive Officer, Treasurer and a director since November 30, 2005. Ms. Lewsadder has also served as SheerVision-CA's Chief Executive Officer since co-founding the company in 1999. Ms. Lewsadder has over twenty-five years experience starting and building enterprises, with a focus on operational management and strategic business development. As our Chief Executive Officer, Ms. Lewsadder runs day-to-day operations, oversees strategic alliances and develops marketing strategies. Ms. Lewsadder holds a B.A. degree in Organization Communications, cum laude, from California State University. She holds no other directorships in any reporting companies. Suzanne Lewsadder is the wife of Jeffery Lewsadder.

         Jeffrey Lewsadder has served as our President, Secretary and a director since November 30, 2005. Mr. Lewsadder has also served as SheerVision-CA's President since co-founding the company in 1999. Mr. Lewsadder is a veteran sales and marketing executive largely from the medical device industry. As our President, Mr. Lewsadder is responsible for the overall sales and marketing activities of the firm, including trade shows, as well as product development. He is credited with the design and development of our product line. He holds no other directorships in any reporting companies. Jeffrey Lewsadder is the husband of Suzanne Lewsadder.

         Suzanne Puente has served as SheerVision's Chief Financial Officer since December, 2005. Ms. Puente has over 15 years experience in financial management and strategic planning in public and private companies. Previously, she was Vice President, Finance and Human Resources for a medical research and development firm, where she managed all accounting, financial, personnel and IT system activities from 1995 to 2005. Ms Puente holds a B.S., degree in Business Administration/Accounting from California State University.

         Shemiran Hart has served as one of our directors since March 16, 2006. Ms. Hart is Senior Director of Operations at Veeco Instruments, Inc. She brings over fifteen years experience in public company financial management to her role as Board director. Previously, Ms. Hart was Division Controller of Teradyne, Inc., an S&P 500 corporation, from 1999 to 2005. Ms. Hart holds a B.S. in Business Administration, Magna Cum Laude, from the University of Southern California.

         Sharon Biddle has served as one of our directors since March 16, 2006. Ms. Biddle is President and Publisher of The Real Estate Book for San Luis Obispo County, California, where she has served in that capacity since 1999. She brings over twenty-five years experience in corporate marketing and public relations to her role as Board director. Previously, Ms. Biddle served as the Vice President of Marketing for Jazzercise, Inc. Ms. Biddle holds a B.S. in Journalism and Marketing from Long Beach State University.

         David Frankel has served as one of our directors since March 16, 2006. Mr. Frankel is a CPA/ABV and a principal in the accounting firm of David Frankel, an accountancy corporation. Prior to July 1, 2006 Mr. Frankel was a partner for 13 years in the accounting firm of Frankel and Kohn. He brings over twenty-five years experience in financial consulting to his role as Board director. Mr. Frankel has been a financial and tax consultant to SheerVision-CA since its inception in 1999 and briefly served as its interim CFO during 2005. Mr. Frankel holds a B.S. in Business Administration and is ABV accredited.

DIRECTORS AND OFFICERS

         Each director is elected for a period of one year at our annual meeting of stockholders and serves until the next such meeting and until his or her successor is duly elected and qualified. Officers are elected by, and serve at the discretion of, our board of directors. Our directors do not presently receive any compensation for their services as directors. The board of directors may also appoint additional directors up to the maximum number permitted under our by-laws. A director so chosen or appointed will hold office until the next annual meeting of stockholders.

         Each of our executive officers serves at the discretion of our board of directors and holds office until his or her successor is elected or until his or her earlier resignation or removal in accordance with our certificate of incorporation and by-laws.

MEETINGS AND COMMITTEES OF THE BOARD

         During the year ended August 31, 2006 our board of directors held no meetings and took actions by written consent on nine occasions. From March 16, 2006 (the date of our acquisition of SheerVision-CA) to date, our board of directors held no meetings and took actions by written consent on three occasions.

COMMITTEES OF THE BOARD OF DIRECTORS

         On April 21, 2006, we established an audit committee and a compensation committee, which shall be responsible, respectively, for the matters described below.

         AUDIT COMMITTEE
         The audit committee shall be responsible for the following:

         o reviewing the results of the audit engagement with the independent auditors;

         o identifying irregularities in the management of our business in consultation with our independent accountants, and suggesting an appropriate course of action;

         o reviewing the adequacy, scope, and results of the internal accounting controls and procedures;

         o reviewing the degree of independence of the auditors, as well as the nature and scope of our relationship with our independent auditors;

         o    reviewing the auditors' fees; and

         o recommending the engagement of auditors to the full board of directors.

         A charter has been adopted to govern the audit committee. The members of the audit committee are David Frankel and Shemiran Hart. At the date hereof, each of member is deemed an audit committee financial expert.

         COMPENSATION COMMITTEE
         The compensation committee determines the salaries and incentive compensation of our officers and provides recommendations for the salaries and incentive compensation of its other employees and consultants. The members of the compensation committee are Shemiran Hart and Sharon Biddle.

         The compensation of our executive officers is generally determined by the compensation committee of the board of directors, subject to applicable employment agreements. Our compensation programs are intended to enable the attraction, motivation, reward, and retention of the management talent required to achieve corporate objectives and thereby increase stockholder value. Our policy has been to provide incentives to our senior management to achieve both short-term and long-term objectives and to reward exceptional performance and contributions to the development of our business. To attain these objectives, the executive compensation program may include a competitive base salary, cash incentive bonuses, and stock-based compensation.

         The compensation committee annually establishes, subject to the approval of our board of directors and any applicable employment agreements, the salaries that will be paid to our executive officers during the coming year. In setting salaries, the compensation committee intends to take into account several factors, including the following:

         o    competitive compensation data;

         o the extent to which an individual may participate in the stock plans which may be maintained by us; and

         o qualitative factors bearing on an individual's experience, responsibilities, management and leadership abilities, and job performance.

         NOMINATING AND CORPORATE GOVERNANCE COMMITTEE
         Each member of our board of directors participates in the consideration of director nominees. Stockholders may submit the names and five year backgrounds for the board of directors' consideration in its selection of nominees for directors in writing to our secretary at our address set forth elsewhere in this Annual Report on Form 10-KSB. Currently, our share ownership is relatively concentrated in Suzanne Lewsadder and Jeffrey Lewsadder, our Chief Executive Officer and President, respectively; as such, it is improbable that any board nominee found to be unqualified or unacceptable by the majority stockholders could be selected as a member of the board of directors. Accordingly, there is no nominating committee and we do not rely on pre-approval policies and procedures for our nomination process. We intend to implement the necessary formation of a nominating committee and will establish proper policies and procedures upon such time as our share ownership is more diversified.

COMPENSATION OF DIRECTORS

         To date, none of our directors has so far received any compensation for his or her services as a director other than reimbursement of certain expenses.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During this period, our officers and directors participated in deliberations of our board of directors concerning executive officer compensation. There were no interlocking relationships between us and other entities that might affect the determination of the compensation of our directors and executive officers.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

         None of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

         o any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

         o any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

         o being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

         o being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

CODE OF ETHICS

         We adopted a Code of Ethics that applies to our officers, employees and directors, including our principal executive officers, principal financial officers and principal accounting officers. The code of ethics sets forth written standards that are designated to deter wrongdoing and to promote:

         o Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

         o Full, fair, accurate, timely and understandable disclosure in reports and documents that a we file with, or submit to, the SEC and in other public communications made by us;

         o Compliance with applicable governmental laws, rules and regulations;

         o The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code of ethics; and

         o    Accountability for adherence to the code of ethics.

         We will provide a copy of our Code of Ethics to any person without charge, upon request. Requests can be made to: Sheervision, Inc., 4030 Palos Verdes Drive North, Suite 104 Rolling Hills Estates, California 90274.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Section 16(a) of the Exchange Act requires the Company's directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all the
Section 16(a) forms they file.

         Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who, at any time during the fiscal year ended August 31, 2006, was a director, officer, or beneficial owner of more than 10% of the common stock of the Company, and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year except with respect to the following individuals who have not made filings and/or timely filed for the fiscal year ended August 31, 2006: Sharon Biddle, David Frankel, Shemiran Hart, Jeffrey Lewsadder, Suzanne Lewsadder and SheerVision CA.

ITEM 10.          EXECUTIVE COMPENSATION

         The following table sets forth the compensation earned during the years ended August 31, 2006, 2005 and 2004 by our former Chief Executive Officer, our current Chief Executive Officer and of each executive whose annual compensation in the fiscal year ended August 31, 2006, 2005 and 2004 exceeded $100,000:

                                                    SUMMARY COMPENSATION TABLE

ANNUAL COMPENSATION                                                       LONG TERM COMPENSATION
---------------------------------------------------------------------     ----------------------------------------
      (A)            (B)         (C)          (D)             (E)             (F)            (G)           (H)             (I)
   NAME AND       FISCAL       SALARY        BONUS       OTHER ANNUAL     RESTRICTED     SECURITIES       LTIP          ALL OTHER
   ---------      -------      ------        -----       ------------     -----------    -----------      ----          ---------
   PRINCIPAL        YEAR         ($)          ($)        COMPENSATION        STOCK       UNDERLYING      PAYOUTS      COMPENSATION
   ---------        ----         ---          ---        ------------        -----       ----------    -----------  ----------------
    POSITION                                                  ($)           AWARDS         OPTIONS         ($)             ($)
    --------                                                  ---           -------        -------         ---             ---
                                                                              ($)            (#)
Howard Scala (1)    2006          0          None            None             None          None          None            None
                    2005          0          None            None             None          None          None            None
                    2004          0          None            None             None          None          None            None

Laurie              2006          0          None            None             None          None          None            None
Scala (1)           2005          0          None            None             None          None          None            None
                    2004          0          None            None             None          None          None            None

Suzanne             2006      $112,500       None            None             None          None          None            None
Lewsadder,          2005          0          None            None             None          None          None            None
Chief Executive     2004         N/A          N/A             N/A             N/A            N/A           N/A             N/A
Officer and
Treasurer

Jeffrey             2006      $112,500       None            None             None          None          None            None
Lewsadder,          2005          0          None            None             None          None          None            None
President and       2004         N/A          N/A             N/A             N/A            N/A           N/A             N/A
Secretary

Suzanne Puente,     2006     $75,000(2)      None            None             None          None          None            None
Chief Financial     2005         N/A          N/A             N/A             N/A            N/A           N/A             N/A
Officer             2004         N/A          N/A             N/A             N/A            N/A           N/A             N/A

(1) The referenced individuals resigned as officers as of November 30, 2005 and resigned as directors effective January 19, 2006.

(2) The referenced individual is entitled to a salary of $100,000 per annum however she received a salary of $75,000 for fiscal year 2006 because she commenced employment during the second fiscal quarter of 2006.


         We have not granted any options and/or freestanding stock appreciation rights to any executive officer during the years ended August 31, 2006 or 2005. We have no stock option or other incentive benefit plans.

COMPENSATION OF DIRECTORS

         During the fiscal year ended August 31, 2006 and as of the date of this report, directors received no compensation for their services as directors. Pursuant to our Bylaws, directors may receive such compensation for their services and such reimbursement of expenses for attending meetings as our board of directors may determine from time to time.

EMPLOYMENT AGREEMENTS

         Currently, we do not maintain employment agreements with our executive officers. We intend to enter into an employment agreement with each executive officer prior to December 31, 2006. We anticipate that these agreements will contain provisions which will be comparable to those of similarly situated companies in our industry with respect to confidentiality, non-competition and assignment of intellectual property.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth, as of August 31, 2006 (i) each person known by the Company to beneficially own five percent (5%) or more of the outstanding shares; (ii) the Company's officers and directors; and (iii) the Company's officers and directors as a group.

         As used in the table below and elsewhere in this Annual Report on Form 10-KSB, the term "beneficial ownership" with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the next 60 days following the date hereof. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

         Except as otherwise noted, the address of the referenced individual is c/o SheerVision, Inc., 4030 Palos Verdes Drive North, Suite 104, Rolling Hills, California 90274.


    NAME AND ADDRESS OF          SHARES OF COMMON STOCK    PERCENTAGE OF CLASS
    BENEFICIAL OWNER               BENEFICIALLY OWNED       BENEFICIALLY OWNED
------------------------------------------------------------------------------

Suzanne Lewsadder(1)(2)(3)              9,525,137                  77.6%

Jeffrey Lewsadder(1)(2)(3)              9,525,137                  77.6%

Sharon Biddle(1)                         31,041                      *

David Frankel(1)                         31,041                      *

Shemiran Hart (1)                          0                        0%

All Current Executive
Officers and Directors as
a group (5 persons)                     9,587,219                78.08%

* Less than one percent.

(1)  Indicates Director.

(2)  Indicates Officer.

(3) In the case of Suzanne Lewsadder, includes the shares of common stock beneficially owned by Jeffrey Lewsadder. In the case of Jeffrey Lewsadder, includes the shares of common stock beneficially owned by Suzanne Lewsadder.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Our policy is to enter into transactions with related parties on terms that, on the whole, are more favorable, or no less favorable, than those available from unaffiliated third parties. Based on our experience in the business sectors in which we operate and the terms of our transactions with unaffiliated third parties, we believe that all of the transactions described below met this policy standard at the time they occurred.

         On December 1, 2005 we entered into the a Securities Purchase Agreement with SheerVision-CA and Laurie C. Scala and Howard A. Scala (the "Scalas"), who collectively then owned beneficially and of record 610,514 shares (the "Shares") of our common stock, whereby the Scalas sold the Shares to SheerVision for cash consideration in the total aggregate amount of US$625,000. The Shares included all shares of common stock owned beneficially or of record thereby, or issuable upon the exercise, conversion, or exchange of securities or obligations held by, or owed to, either of the Scalas, other than an immaterial number of shares of common stock held by the Scalas in a custodial capacity and one or more individual retirement accounts. As a result of the closing of the Stock Purchase, SheerVision-CA acquired 54.6% of our total outstanding common stock. Prior to the Stock Purchase, the board approved such transaction.

         On March 27, 2006 we entered into the Exchange Agreement with SheerVision-CA and Suzanne Lewsadder and Jeffrey Lewsadder, our Chief Executive Officer and President, respectively, and the beneficial holders of all of the outstanding capital stock of SheerVision-CA, which sets forth the terms and conditions of the business combination of us and SheerVision-CA in which all shareholders of SheerVision-CA exchanged all of the outstanding and issued capital stock of SheerVision-CA for an aggregate of 9,525,137 shares of our common stock, representing 95% of the outstanding common stock immediately after giving effect to such transaction. We effected such transaction based upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended. As a result of this transaction, SheerVision-CA became a wholly-owned subsidiary of ours, and the shareholders of SheerVision-CA became our controlling stockholders. In connection with this transaction, all shares of our common stock owned of record by SheerVision-CA were cancelled and became authorized, but unissued, shares of common stock. All options, warrants exercisable for, and securities convertible into, shares of SheerVision-CA common stock, upon the closing of this transaction, became exercisable for such number of shares of our common stock as the holder thereof would have received if such options and warrants had been exercised, or such convertible securities converted, immediately prior to such closing.

         In December 2005, we entered into a Credit Line, providing us with a revolving credit facility of up to $300,000. The Credit Line will expire on January 15, 2007. The Credit Line bears interest at 1.25% above the bank prime rate and is collateralized by a security interest in all of the assets of SheerVision-CA. All obligations under the Credit Line are personally guaranteed by Suzanne Lewsadder and Jeffrey Lewsadder, our Chief Executive Officer and President, respectively. Outstanding indedbtedness under the Credit Line was $0 in each of the years ended August 31, 2006 and 2005.

ITEM 13.  EXHIBITS AND INDEX OF EXHIBITS.

The Exhibits below are included as part of this Annual Report on Form 10-KSB.

Exhibit        Description
  No.

2.1      Acquisition  of Escalator,  Inc. (incorporated  by reference to Exhibit
         2.1 to Current Report on Form 10-SB of SheerVision, Inc., a Delaware corporation (formerly Clean Water Technologies, Inc.), filed with the Securities and Exchange Commission on October 13, 1999).

2.2      Lone Pine Resources, Inc. Merger (incorporated  by reference to Exhibit
         2.2 to Current Report on Form 10-SB of SheerVision, Inc., a Delaware corporation (formerly Clean Water Technologies, Inc.), filed with the Securities and Exchange Commission on October 13, 1999).

2.3 Agreement and Plan of Spinoff (incorporated by reference to Exhibit 2.3 to Current Report on Form 10-SB of SheerVision, Inc., a Delaware corporation (formerly Clean Water Technologies, Inc.), filed with the Securities and Exchange Commission on October 13, 1999).

2.4 Acquisition of Clean Water Technologies, Inc. (incorporated by reference to Exhibit 2.4 to Current Report on Form 10-SB of SheerVision, Inc., a Delaware corporation (formerly Clean Water Technologies, Inc.), filed with the Securities and Exchange Commission on October 13, 1999).

2.5 Acquisition of Zorax, Inc. (incorporated by reference to Exhibit 2.5 to Current Report on Form 10-KSB of SheerVision, Inc., a Delaware corporation (formerly Clean Water Technologies, Inc.), filed with the Securities and Exchange Commission on August 16, 2001).

2.6 Acquisition of Clean Water Technologies, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K/A of SheerVision, Inc., a Delaware corporation (formerly Clean Water Technologies, Inc.), filed with the Securities and Exchange Commission on March 28, 2006)

3.1 Second Amended and Restated Certificate of Incorporation of SheerVision, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K of SheerVision, Inc., a Delaware corporation (formerly Clean Water Technologies, Inc.), filed with the Securities and Exchange Commission on June 20, 2006).

3.2 By-laws of SheerVision, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.2 to Current Report on Form 10-QSB of SheerVision, Inc., a Delaware corporation), filed with the Securities and Exchange Commission on October 13, 1999).

3.3      Form of Common Stock Certificate  (incorporated by reference to Exhibit
         3.3 to Current Report on Form SB-2A of SheerVision Inc., a Delaware corporation, filed with the Securities and Exchange Commission on September 29, 2006).

3.4 Articles of Incorporation of SheerVision, Inc., a California corporation (incorporated by reference to Exhibit 3.3 to Current Report on Form 8-K/A of SheerVision, Inc., a Delaware corporation (formerly Clean Water Technologies, Inc.), filed with the Securities and Exchange Commission on March 28, 2006).

3.5 Certificate of Amendment to Articles of Incorporation of SheerVision, Inc., a California corporation (incorporated by reference to Exhibit
         3.4 to Current Report on Form 8-K/A of SheerVision, Inc., a Delaware corporation (formerly Clean Water Technologies, Inc.), filed with the Securities and Exchange Commission on March 28, 2006).

3.6 By-laws of SheerVision, Inc., a California corporation (incorporated by reference to Exhibit 3.5 to Current Report on Form 8-K/A of SheerVision, Inc., a Delaware corporation (formerly Clean Water Technologies, Inc.), filed with the Securities and Exchange Commission on March 28, 2006).

3.7 Form of Certificate of Designations, Preferences and Rights of Series A Preferred Stock as filed with the Secretary of State of Delaware (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K of SheerVision, Inc., a Delaware corporation (formerly Clean Water Technologies, Inc.), filed with the Securities and Exchange Commission on May 11, 2006)

4.1 Warrant, issued to Patricia Hall (Hallmark Capital), dated as of September 28, 2005 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K/A of SheerVision, Inc., a Delaware corporation (formerly Clean Water Technologies, Inc.), filed with the Securities and Exchange Commission on March 28, 2006).

4.2 Warrant, issued to Northeast Securities, dated as of September 19, 2005, in connection with the 2005 private Placement (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K/A of SheerVision, Inc., a Delaware corporation (formerly Clean Water Technologies, Inc.), filed with the Securities and Exchange Commission on March 28, 2006).

4.3 Form of Warrant issued to investors in the 2005 Private Placement (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K/A of SheerVision, Inc., a Delaware corporation (formerly Clean Water Technologies, Inc.), filed with the Securities and Exchange Commission on March 28, 2006).

4.4 Form of 12% Secured Promissory Note issued to investors in the 2005 Private Placement (incorporated by reference to Exhibit 10.15 to
         Current Report on Form 8-K/A of SheerVision, Inc., a Delaware corporation (formerly Clean Water Technologies, Inc.), filed with the Securities and Exchange Commission on March 28, 2006).

4.5 Form of Warrant issued to investors in the 2006 Private Placement (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K of SheerVision, Inc., a Delaware corporation (formerly Clean Water Technologies, Inc.), filed with the Securities and Exchange Commission on May 11, 2006).

4.6 Form of Warrant, issued to Northeast Securities, dated as of April ____, 2006, in connection with the 2006 Private Placement (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K of SheerVision, Inc., a Delaware corporation (formerly Clean Water Technologies, Inc.), filed with the Securities and Exchange Commission on May 11, 2006).

4.7 Form of 9% Convertible Promissory Note issued to investors in the 2006 Private Placement (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K of SheerVision, Inc., a Delaware corporation (formerly Clean Water Technologies, Inc.), filed with the Securities and Exchange Commission on May 11, 2006).

10.1 Sublicense Agreement, effective as of October 22, 1999, between SheerVision, Inc., a Delaware corporation (formerly Clean Water Technologies, Inc.), and GSA Resources, Inc., an Arizona corporation
         (incorporated by reference to Exhibit 10 to Current Report on Form 10-KSB of SheerVision, Inc., a Delaware corporation (formerly Clean Water Technologies, Inc.), filed with the Securities and Exchange Commission on September 26, 2000).

10.2 Securities Purchase Agreement, dated as of November 30, 2005, among SheerVision, Inc., a California corporation, Laurie C. Scala and Howard
         A. Scala, and SheerVision, Inc., a Delaware corporation (formerly, Clean Water Technologies, Inc.) (Schedules intentionally omitted) (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K of SheerVision, Inc., a Delaware corporation (formerly Clean Water Technologies, Inc.), filed with the Securities and Exchange Commission on December 7, 2005).

10.3 License Assignment Agreement, dated March 16, 2006, by and between SheerVision, Inc., a Delaware corporation (formerly, Clean Water Technologies, Inc.) and Water Technology Partners LLC, a Florida limited liability company (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K of SheerVision, Inc., a Delaware corporation (formerly Clean Water Technologies, Inc.), filed with the Securities and Exchange Commission on March 22, 2006).

10.4 Sublicense Assignment Agreement, dated March 16, 2006, by and between SheerVision, Inc., a Delaware corporation (formerly, Clean Water Technologies, Inc.) and Water Technology Partners LLC, a Florida limited liability company (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K of SheerVision, Inc., a Delaware corporation (formerly Clean Water Technologies, Inc.), filed with the Securities and Exchange Commission on March 22, 2006).

10.5 Commercial Real Estate Lease, by and among Academy Center LLC and Suzanne Lewsadder (d/b/a SheerVision, Inc.), dated as of August 26, 2005 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K/A of SheerVision, Inc., a Delaware corporation (formerly Clean Water Technologies, Inc.), filed with the Securities and Exchange Commission on March 28, 2006).

10.6 Letter of Engagement with Northeast Securities, dated as of August 3, 2005 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K/A of SheerVision, Inc., a Delaware corporation (formerly Clean Water Technologies, Inc.), filed with the Securities and Exchange Commission on March 28, 2006).

10.7 Confidentiality and Non-Disclosure Agreement, dated as of August 3, 2005, between SheerVision, Inc., a California corporation, and Northeastern Securities (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K of SheerVision, Inc., a Delaware corporation (formerly Clean Water Technologies, Inc.), filed with the Securities and Exchange Commission on March 28, 2006).

10.8 Letter of Engagement, dated as of December 14, 2005, between SheerVision, Inc., a California corporation, and Hallmark Capital Corp. (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K/A of SheerVision, Inc., a Delaware corporation (formerly Clean Water Technologies, Inc.), filed with the Securities and Exchange Commission on March 28, 2006).

10.9 Letter of Engagement, dated as of October 1, 2005, between SheerVision, Inc., a California corporation, and Hallmark Capital Corp. (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K/A of SheerVision, Inc., a Delaware corporation (formerly Clean Water Technologies, Inc.), filed with the Securities and Exchange Commission on March 28, 2006).

10.10 Letter Agreement, dated as of November 14, 2005, between SheerVision, Inc., a California corporation, and Javier Schmidt & Kalma, S.A, and addendum (incorporated by reference to Exhibit 10.7 to Current Report on Form 8-K/A of SheerVision, Inc., a Delaware corporation (formerly Clean Water Technologies, Inc.), filed with the Securities and Exchange Commission on March 28, 2006).

10.11 Promissory Note, dated as of December 7, 2005, issued by SheerVision, Inc. in favor of Vineyard Bank, in the principal amount of $300,000 (incorporated by reference to Exhibit 10.8 to Current Report on Form 8-K/A of SheerVision, Inc., a Delaware corporation (formerly Clean Water Technologies, Inc.), filed with the Securities and Exchange Commission on March 28, 2006).

10.12 Commercial Security Agreement, dated as of December 7, 2005, between SheerVision, Inc., a California corporation, and Vineyard Bank
         (incorporated by reference to Exhibit 10.9 to Current Report on Form 8-K/A of SheerVision, Inc., a Delaware corporation (formerly Clean Water Technologies, Inc.), filed with the Securities and Exchange Commission on March 28, 2006).

10.13 Business Loan Agreement, dated as of December 7, 2005, between SheerVision, Inc., a California corporation, and Vineyard Bank
         (incorporated by reference to Exhibit 10.10 to Current Report on Form 8-K/A of SheerVision, Inc., a Delaware corporation (formerly Clean Water Technologies, Inc.), filed with the Securities and Exchange Commission on March 28, 2006).

10.14 Agreement to Provide Insurance, dated as of December 7, 2005, between SheerVision, Inc., a California corporation, and Vineyard Bank
         (incorporated by reference to Exhibit 10.11 to Current Report on Form 8-K/A of SheerVision, Inc., a Delaware corporation (formerly Clean Water Technologies, Inc.), filed with the Securities and Exchange Commission on March 28, 2006).

10.15    Commercial  Guaranty,   dated  as  of  December  7,  2005,  by  Suzanne
         Lewsadder, on behalf of SheerVision, Inc., a California corporation (incorporated by reference to Exhibit 10.12 to Current Report on Form 8-K/A of SheerVision, Inc., a Delaware corporation (formerly Clean Water Technologies, Inc.), filed with the Securities and Exchange Commission on March 28, 2006).

10.16    Commercial  Guaranty,   dated  as  of  December  7,  2005,  by  Jeffrey
         Lewsadder, on behalf of SheerVision, Inc., a California corporation (incorporated by reference to Exhibit 10.13 to Current Report on Form 8-K/A of SheerVision, Inc., a Delaware corporation (formerly Clean Water Technologies, Inc.), filed with the Securities and Exchange Commission on March 28, 2006).

10.17 Change in Terms Agreement, dated as of January 5, 2006, between SheerVision, Inc., a California corporation, and Vineyard Bank and accompanying Disbursement Request and Authorization for the Variable Rate Nondisclosable Revolving Line of Credit (incorporated by reference to Exhibit 10.14 to Current Report on Form 8-K of SheerVision, Inc., a Delaware corporation (formerly Clean Water Technologies, Inc.), filed with the Securities and Exchange Commission on March 28, 2006).

10.18 Form of Intercreditor Agreement, dated as of September 13, 2005, with SheerVision, Inc., a California corporation (incorporated by reference to Exhibit 10.17 to Current Report on Form 8-K/A of SheerVision, Inc., a Delaware corporation (formerly Clean Water Technologies, Inc.), filed with the Securities and Exchange Commission on March 28, 2006).

10.19 Letter Agreement, dated as of April 6, 2003, and Addendum, dated as of April 5, 2003 (filed in redacted form pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.19 to Current Report on Form 8-K of SheerVision, Inc., a Delaware corporation (formerly Clean Water Technologies, Inc.), filed with the Securities and Exchange Commission on April 5, 2006).

10.20 Consulting Agreement, dated as of February 15, 2005, and Addendum, dated as of March 6, 2005 (filed in redacted form pursuant to a confidential treatment request) (incorporated by reference to Exhibit
         10.20 to Current Report on Form 8-K of SheerVision, Inc., a Delaware corporation (formerly Clean Water Technologies, Inc.), filed with the Securities and Exchange Commission on April 5, 2006).

10.21 Supply and License Agreement, dated as of April 7, 2003 (filed in redacted form pursuant to a confidential treatment request) (incorporated by reference to Exhibit 10.21 to Current Report on Form 8-K of SheerVision, Inc., a Delaware corporation (formerly Clean Water Technologies, Inc.), filed with the Securities and Exchange Commission on April 5, 2006).

10.22 Form of Engagement Letter, dated April 11, 2006, between Northeast Securities and Clean Water Technologies, Inc. (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K of SheerVision, Inc., a Delaware corporation (formerly Clean Water Technologies, Inc.), filed with the Securities and Exchange Commission on May 11, 2006).

10.23 Form of Side Letter, dated as of April 20,2006, between Northeast Securities and Clean Water Technologies, Inc. (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K of SheerVision, Inc., a Delaware corporation (formerly Clean Water Technologies, Inc.), filed with the Securities and Exchange Commission on May 11, 2006).

10.24 Form of Registration Rights Letter delivered by Clean Water Technologies, Inc. in connection with the 2006 Private Placement (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K of SheerVision, Inc., a Delaware corporation (formerly Clean Water Technologies, Inc.), filed with the Securities and Exchange Commission on May 11, 2006).

10.25 Form of Registration Rights Letter delivered by Clean Water Technologies, Inc. in connection with the 2005 Private Placement (incorporated by reference to Exhibit 10.25 to Current Report on Form SB-2/A of SheerVision, Inc., a Delaware corporation (formerly Clean Water Technologies, Inc.), filed with the Securities and Exchange Commission on May 11, 2006).

14.1 Code of Ethics (incorporated by reference to Exhibit 14.1 to Current Report on Form 8-K/A of SheerVision, Inc., a Delaware corporation (formerly Clean Water Technologies, Inc.), filed with the Securities and Exchange Commission on March 28, 2006).

21.1     Subsidiaries of SheerVision, Inc.

31.1 Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES


                          2004             2005                 2006
                          ----             ----                 ----
SUMMARY:
--------
Audit fees                -----            -----               110,407
Audit related fees        -----            -----                -----
Tax fees                  -----            -----                -----
Other fees                -----            -----                -----
                      ----------------------------------------------------

                                   SIGNATURES

            In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 28, 2006

                                              SHEERVISION INC.

                                              By:   /s/ Suzanne Lewsadder
                                                  ----------------------------
                                                   Suzanne Lewsadder
                                                   Chief Executive Officer


            In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.

                            Title                              Date
                            -----                              ----

/s/ Suzannne Lewsadder      Chief Executive Officer            November 28, 2006
-------------------------   and Director
Suzanne Lewsadder           (Principal Executive Officer)


/s/ Jeffrey Lewsadder       President and Director             November 28, 2006
-------------------------
Jeffrey Lewsadder


/s/ Suzanne Puente          Chief Financial Officer            November 28, 2006
-------------------------   (Principal Financial and
Suzanne Puente              Accounting Officer)


/s/ Shemiran Hart           Director                           November 28, 2006
-------------------------
Shemiran Hart

/s/ Sharon Biddle           Director                           November 28, 2006
-------------------------
Sharon Biddle

/s/ David Frankel           Director                           November 28, 2006
-------------------------
David Frankel

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM





Board of Directors and Shareholders,
    SheerVision, Inc.

We have audited the accompanying balance sheet of SheerVision, Inc., as of August 31, 2006 and the related statements of operations, stockholders' equity, and cash flows for the years ended August 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SheerVision, Inc. as of August 31, 2006 and the result of its operations and its cash flows for the years ended August 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Miller Ellin & Company, LLP
MILLER ELLIN & COMPANY, LLP



New York, New York
November 27, 2006

                                SHEERVISION, INC.
                                  BALANCE SHEET
                                 AUGUST 31, 2006


                              ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                     $ 1,114,626
      Accounts receivable, net                                           73,864
      Inventory                                                         276,922
      Prepaid expenses and other current assets                          76,429
                                                                    -----------
            Total Current Assets                                      1,541,841
                                                                    -----------

PROPERTY AND EQUIPMENT, net                                             101,345

                                                                    $ 1,643,186
                                                                    ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                              $   204,153
      Accrued expenses and other current liabilities                    103,725
      Accrued dividends preferred series A                               55,358
                                                                    -----------
            Total Current Liabilities                                   363,236
                                                                    -----------

STOCKHOLDERS' EQUITY:
      Preferred Stock, Series A, 9% cumulative convertible;
         $.001 par value, $10 per share, Authorized 350,000
            issued and outstanding 307,546 shares                           308
      Common Stock: par value $.001;
         Authorized 90,000,000 shares -
           issued and outstanding 12,278,169                             12,278
      Additional paid in capital                                      4,857,429
      Accumulated deficit                                            (3,590,065)
                                                                    -----------
            Total Stockholders' Equity                                1,279,950
                                                                    -----------

                                                                    $ 1,643,186
                                                                    ===========

                 See accompanying notes to financial statements

                                SHEERVISION, INC.
                             STATEMENT OF OPERATIONS

                                                                                          YEARS ENDED
                                                                                           AUGUST 31,
                                                                                --------------------------------
                                                                                     2006               2005
                                                                                --------------------------------
NET SALES                                                                       $  2,980,584        $  1,972,460

COST OF GOODS SOLD                                                                 1,134,516             700,131

                                                                                --------------------------------
GROSS PROFIT                                                                       1,846,068           1,272,329
                                                                                --------------------------------

OPERATING EXPENSES:
       Shipping                                                                      135,044              92,985
       Selling                                                                     1,524,957             511,698
       General and administrative                                                  1,417,761             641,312
       Product development                                                            29,782               8,450
                                                                                --------------------------------
                          Total operating expenses                                 3,107,544           1,254,445
                                                                                --------------------------------

(LOSS) INCOME FROM OPERATIONS                                                     (1,261,476)             17,884
                                                                                --------------------------------

OTHER INCOME (EXPENSE):
       Interest expense                                                             (227,355)                 --
       Interest income                                                                31,909                  --
       Registration penalty on preferred stock issuance                              (45,105)                 --
       Amortization of deferred financing costs                                     (864,117)                 --
       Depreciation                                                                   (3,906)                 --
                                                                                --------------------------------
                             Total other expense                                  (1,108,574)                 --

                                                                                --------------------------------
(LOSS) INCOME BEFORE BENEFIT FOR INCOME TAX                                       (2,370,050)             17,884

BENEFIT FOR INCOME TAX:
       Current                                                                         1,721               8,077
       Deferred                                                                      (22,397)            (11,199)
                                                                                --------------------------------
                                                                                     (20,676)             (3,122)

NET (LOSS) INCOME                                                                 (2,349,374)             21,006

ACCRUED PREFERRED STOCK DIVIDENDS                                                    (55,358)                 --
                                                                                --------------------------------
NET (LOSS) INCOME APPLICABLE TO COMMON SHAREHOLDERS                             $ (2,404,732)       $     21,006
                                                                                ================================

BASIC AND DILUTED (LOSS) INCOME PER SHARE APPLICABLE TO COMMON SHAREHOLDERS:
       Basic and Diluted                                                        $      (0.47)       $       0.16
                                                                                ================================

WEIGHTED AVERAGE SHARES OUTSTANDING:
       Basic and Diluted                                                           5,072,015             135,135
                                                                                ================================

                 See accompanying notes to financial statements

                                SHEERVISION, INC.
                             STATEMENT OF CASH FLOWS

                                                                             12 MONTHS ENDING AUGUST 31
                                                                          -------------------------------
                                                                              2006                2005
                                                                          -------------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net (loss) income                                                   $  (2,349,374)      $    21,006
      Adjustments to reconcile net (loss) income to net
         cash used in operating activities:
         Depreciation                                                             3,906                --
         Amortization of deferred financing costs                               864,117                --
         Deferred interest expense                                               68,838                --
         Changes in assets and liabilities:
             Accounts receivable                                                (35,922)          (13,420)
             Inventory                                                         (137,028)         (108,170)
             Deferred financing costs                                          (222,422)          (50,573)
             Prepaid expenses                                                    (9,510)          (33,094)
             Accounts payable                                                   (22,319)          137,354
             Other current assets                                                 3,580            (3,580)
             Other current liabilities                                          (29,545)           54,364
             Deferred income tax payable                                             --           (11,199)
                                                                          -------------       -----------
NET CASH USED IN OPERATING ACTIVITIES                                        (1,865,679)           (7,312)
                                                                          -------------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
             Purchase of property and equipment                                (105,251)               --
             Due from affiliates                                                     --             4,100
             Due from stockholders                                                   --           (87,651)
             Purchase of stock - CWTI                                          (625,000)               --
                                                                          -------------       -----------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                            (730,251)          (83,551)
                                                                          -------------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
             Net proceeds from conversion of convertible notes                4,345,577                --
             Offering costs                                                    (642,645)               --
             Issuance of common stock                                             2,251                --
             Issuance of preferred stock                                            308                --
             Proceeds from exercise of warrants                                   3,229                --
             Loans to shareholders                                                   --            48,634
                                                                          -------------       -----------
NET CASH PROVIDED BY(USED IN) FINANCING ACTIVITIES                            3,708,720            48,634
                                                                          -------------       -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                       1,112,790           (42,229)

CASH AND CASH EQUIVALENTS - beginning                                             1,836            44,065
                                                                          -------------       -----------

CASH AND CASH EQUIVALENTS - ending                                        $   1,114,626       $     1,836
                                                                          =============       ===========

SUPPLEMENTRY DISCLOSURES OF CASH FLOWS:
             Cash paid during the period for:
                Interest                                                  $     158,759       $        --
                                                                          -------------------------------
                Income taxes                                              $       3,340       $     7,852
                                                                          -------------------------------
SCHEDULE OF NON - CASH FINANCING ACTIVITIES:
                Non cash asset distributed to shareholders'                          --       $   264,806
                                                                          -------------------------------
                Adjustments related to reverse merger into public shell   $   1,125,335       $        --
                                                                          -------------------------------

                 See accompanying notes to financial statements

                                SHEERVISION, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                            Additional                     Total
                                                Preferred Stock        Common Stock          Paid-in       Retained    Stockholders'
                                               Shares      Amount     Shares    Amount       Capital       Earnings     Deficiency
                                              --------------------------------------------------------------------------------------

BALANCE, September 1, 2004                                            135,135   $    135   $       865    $   183,802   $   184,802

Distribution                                                                                                 (264,806)     (264,806)

Net Income                                                                                                     21,006        21,006
                                              --------------------------------------------------------------------------------------

BALANCE, August 31, 2005                                              135,135   $    135   $       865    $   (59,998)  $   (58,998)

Fair Value of warrant issued
with 12% notes                                                             --         --        68,838             --        68,838

Fair Value of  agent warrants
issued with 12% notes                                                      --         --       182,711             --       182,711

Purchase of majority ownership
of Clean Water Technologies, Inc. (CWTI)                                   --         --      (625,000)            --      (625,000)

Recapitalization from acquisition transaction                       9,891,593      9,892     1,115,445     (1,125,335)           --

Issuance of common stock in connection
with private placement offering, net of
offering expenses                                                   1,366,874      1,367       382,510             --       383,878

Conversion of 12% convertible notes                                   773,917        774       217,234             --       218,009

Fair value of warrants issued with
9% convertible notes                                                       --         --       245,460             --       245,460

Fair value of agent warrants issued in
connection with private placement                                          --         --       162,950                      162,950

Issuance of preferred stock for
9% convertible preferred notes                307,546        308                             3,075,161                    3,075,469

Conversion of 12% convertible notes                                    99,220         99        28,026             --        28,125

Warrants exercised                                                     11,430         11         3,229                        3,240

Dividend Accrued on Preferred Stock                                                                           (55,358)      (55,358)

Net Loss                                                                   --         --            --     (2,349,374)   (2,349,374)
                                              --------------------------------------------------------------------------------------
BALANCE, August 31, 2006                      307,546   $    308   12,278,169   $ 12,278   $ 4,857,429    $(3,590,065)  $ 1,279,950
                                              ======================================================================================

** All share and per share amounts have been adjusted to reflect the 1 for 7.4 reverse stock split completed in January, 2006

                 See accompanying notes to financial statements

                                SHEERVISION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 2006 AND 2005


NOTE 1 - DESCRIPTION OF BUSINESS

     SheerVision, Inc. designs and sells high quality, value-priced surgical loupes, light systems and related optical products for the dental, medical and veterinary markets. Through our exclusive arrangement with manufacturers based in Asia, we can provide top quality surgical loupes and light systems directly to end-users at substantially lower prices than similar competitors products. Effective June 19, 2006 the company formally changed it name from Clean Water Technologies, Inc. (CWTI) to SheerVison, Inc.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The accompanying financial statements have been prepared in accordance with accounting principals generally accepted in the United States of America.

     REVENUE RECOGNITION

     The Company's  surgical  loupes and lighting  products need no installation and are ready for use upon receipt by the customer. Products sold are delivered by shipments made through common carrier and revenue is recognized upon shipment to the customer. Discounts, and sales incentives, are recognized as a reduction of revenue at the time of sale. The Company offers an unconditional satisfaction guarantee for a 30 day period and permits product returns within 30 days of purchase, at which time returns are accepted and refunds are made. Shipping charges and special orders are nonrefundable.

     CASH AND CASH EQUIVALENTS

     The Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents

     ACCOUNTS RECEIVABLE

     Accounts receivable represent balances due from customers for the sale of our products. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible, based upon historical experience and management's evaluation of outstanding accounts receivable at the end of the year. Management has provided an allowance for doubtful accounts of $1,723 and -0- at August 31, 2006 and August 31, 2005, respectively.

                                SHEERVISION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 2006 AND 2005


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     CONCENTRATIONS OF CREDIT RISK

     Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. To date, the Company has not experienced any such losses and believes it is not exposed to any significant credit risk.

     Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Significant technological changes in the industry or customer requirements, or the emergence of competitive products with new capabilities or technologies, could adversely affect operating results. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions described below. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The Company had an allowance for doubtful accounts of $1,723 at August 31, 2006 and $0 at August 31, 2005.

     INVENTORY

     Inventory is valued at the lower of cost or market, determined on a first-in, first-out basis. At August 31, 2006 and 2005, inventory consisted of finished goods and raw materials. Because of the technical nature of the products, the Company may be exposed to a number of factors that could result in portions of its inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes in its markets, competitive pressures in products and prices, and the introduction of new product lines. The Company regularly evaluates its ability to realize the value of its inventory based on a combination of factors, including historical usage rates, forecasted sales, product life cycles, and market acceptance of new products. When inventory that is obsolete or in excess of anticipated usage is identified, it is written down to realizable value or an inventory valuation reserve is established. At August 31, 2006 and 2005 there are no inventory valuation reserves deemed necessary.

                                SHEERVISION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 2006 AND 2005


NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     PROPERTY AND EQUIPMENT

     The Company follows the practice of charging maintenance renewals and minor repairs to expense as incurred. Renewals and betterments which materially increase the value of the property are capitalized.

     INCOME TAXES

     Deferred income taxes are recognized for temporary differences between financial statement and income tax basis of assets and liabilities and loss carry forwards for which income tax benefits are expected to be realized in future years. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount expected to be realized. In estimating future tax consequences, we generally consider all expected future events other than an enactment of changes in the tax laws or rates. The deferred tax asset is continually evaluated for realizability. To the extent our judgment regarding the realization of the deferred tax assets changes and adjustment to the allowance is recorded, with an off setting increase or decrease, as appropriate, in income tax expense. Such adjustments are recorded in the period in which our estimate as to the realizability of the asset changed that it is "more likely than not" that all of the deferred tax assets will be realized. The "more likely than not" standard is subjective, and is based upon our estimate of a greater than 50% probability that our long range business plan can be realized. Deferred tax liabilities and assets are classified as current or non-current based on the classification of the related asset or liability for financial reporting. A deferred tax liability or asset that is not related to an asset or liability for financial reporting, including deferred tax assets related to NOL carry forwards, are classified according to the expected revenue date of the temporary difference.

                                SHEERVISION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 2006 AND 2005


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     LONG-LIVED ASSETS

     Property, equipment and certain other long lived assets are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenues. Management evaluates the recoverability of the Company's long-lived assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Any impairment of value will be recognized as an expense in the statement of operations. The Company recorded no impairments for the years ended August 31, 2006 and 2005.

     BASIC AND DILUTED LOSS PER SHARE

     In accordance with the Financial Accounting Standards Board's ("FASB") SFAS No. 128, "Earnings Per Share," the basic loss per common share, which excludes dilution, is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding. Diluted loss per common share reflects the potential dilution that could occur if all potential common shares had been issued and if the additional common shares were dilutive.

     RESEARCH AND DEVELOPMENT

     Research and development costs are expensed as incurred.


     USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principals generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates and assumptions relate to estimates of collectibility of accounts receivable, the realizability of deferred tax assets and the adequacy of inventory reserves. Management bases its estimates and assumptions on historical experience and on various other assumptions that it believes are reasonable under the circumstances. Actual results could differ from those estimates.

                                SHEERVISION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 2006 AND 2005


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values for financial instruments under SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. For certain of the Company's financial instruments, including certain assets, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short term nature.


     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non monetary Assets". SFAS No. 153 amends the guidance in APB Opinion No. 29, "Accounting for Non-monetary Transactions", to eliminate certain exceptions for non monetary exchanges of similar productive assets, and replaces it with a general exception for exchanges of non monetary assets that do not have commercial substance. The Company does not believe that adoption of SFAS No. 153 will have a material effect on its financial position, results of operations, or cash flows.

     In September 2004, the Emerging Issues Task Force ("EITF") issued EITF No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted
     Earnings per Share." EITF No. 04-8 provides new guidance on when the dilutive effect of contingently convertible securities with a market price trigger should be included in diluted earnings per share. The new guidance states that these securities should be included in the diluted earnings per share computation regardless of whether the market price trigger has been met. The guidance in EITF 04-8 is effective for all periods ending after December 15, 2004 and would be applied by retrospectively restating previously reported earnings per share. The adoption of this pronouncement is not expected to have material effect on the Company's financial statements.

     On June 29, 2005, the FASB ratified the consensus reached for Emerging Issues Task Force (EITF) Issue No. 05-5, ACCOUNTING FOR EARLY RETIREMENT OR POSTEMPLOYMENT PROGRAMS WITH SPECIFIC FEATURES (SUCH AS TERMS SPECIFIED IN ALTERSTEILZEIT EARLY RETIREMENT ARRANGEMENTS). The consensus in this Issue should be applied to fiscal years beginning after December 15, 2005, and reported as a change in accounting estimate effected by a change in accounting principle as described in paragraph 19 of FASB Statement 154. The Company does not expect that EITF 05-5 will have any significant effect on future financial statements.

                                SHEERVISION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 2006 AND 2005


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     On September 28, 2005, the FASB ratified the consensus reached for EITF Issue No.05-7, ACCOUNTING FOR MODIFICATIONS TO CONVERSION OPTIONS EMBEDDED IN DEBT INSTRUMENTS AND RELATED ISSUES. The provisions of this Issue should be applied to future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. The Company expects that the application of EITF 05-7 could have an effect on interest and debt valuations in future financial statements. It is not possible to determine the impact, if any, from the application since the Company does not presently have any convertible debt.

     On September 28, 2005, the FASB ratified the consensus reached for EITF Issue No. 05-8, INCOME TAX CONSEQUENCES OF ISSUING CONVERTIBLE DEBT WITH A BENEFICIAL CONVERSION FEATURE. The provisions of this Issue should be applied beginning in the first interim or annual reporting period beginning after December 15, 2005. The Company expects that the application of EITF 05-8 could have an effect on the income tax expense reported in future financial statements. It is not possible to determine the impact, if any, from the application since the Company does not presently have any convertible debt.


NOTE 3 - ACQUISITION TRANSACTIONS

     ACQUISITION OF SHARES OF CWTI

     On December 1, 2005, the Company acquired 4,517,800 shares (610,514 shares after giving effect of the 1 for 7.4 reverse stock split to its then stockholders) of the common stock, par value $0.001, of CWTI, or 54.579% of the outstanding shares, of CWTI from two individuals for a purchase price of $625,000.

     MERGER OF CWTI AND SHEERVISION

     On March 27, 2006, CWTI entered into a Share Exchange and Reorganization Agreement with SheerVision, Inc., a California corporation, and its shareholders thereof, in which SheerVision's shareholders exchanged all of the outstanding and issued common stock of SheerVision for an aggregate of 9,525,137 shares of CWTI common stock, representing 95% of its outstanding common stock after giving effect to the transaction. As a result, SheerVision became a wholly-owned subsidiary of CWTI and all options, warrants exercisable for, and securities convertible into, shares of SheerVision common stock, became exercisable for or convertible into such number of shares of CWTI common stock as the holder thereof would have received

                                SHEERVISION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 2006 AND 2005


     if such options and warrants had been exercised, or such convertible securities converted, immediately prior to closing.

NOTE 4 -  LINE OF CREDIT

     In December 2005 the Company entered into an agreement with a bank for a revolving credit facility of up to $300,000. The credit line ("Line") will expire on January 15, 2007. The Line bears interest at 1.25% above the bank's prime rate and is collateralized by a security interest in all of the assets of the Company. In addition, all obligations to the bank are personally guaranteed by two stockholders of the Company who are also officers and directors. There were no outstanding borrowings under the Line as of August 31, 2006. Interest expense for the 12 months ended August 31, 2006 and August 31, 2005 under the Line amounted to $6,945, and $0, respectively.

NOTE 5 -  INVENTORIES

     Inventory is valued at the lower of cost (first-in, first-out method) or market, and consists of the following at August 31, 2006.

                           Finished goods               $196,026
                           Raw Materials                  80,896
                                                        --------

                           Total Inventories            $276,922
                                                        --------


NOTE 6 - PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost less accumulated depreciation and amortization. At August 31, 2006 property and equipment consists of the following:

                                            Estimated Useful Lives
                                            ----------------------
          Furniture and equipment                  7 years              $ 57,923
          Office and computer equipment            5 years                40,148
          Leasehold improvements                  15 years                 7,179
                                                              ------------------
                                                                        $105,250
          Less:  Accumulated depreciation and amortization                 3,905
                                                              ------------------
                                                                        $101,345

     Depreciation expense for the years ended August 31, 2006 and 2005 amounted to $3,906 and $0, respectively.

                                SHEERVISION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 2006 AND 2005


NOTE 7 - INCOME TAXES

     Provision (benefit) for income taxes for the years ended August 31, consists of the following:

                                                       YEARS ENDED
                                                        AUGUST 31,
                                                -------------------------
                                                   2006            2005
                                                ---------      ----------
              Current     - federal             $      -0-     $  2,447
                          - state                   1,721          5,630
                                                ---------      ----------
                                                    1,721          8,077
                                                ---------      ----------

              Deferred    - federal               (17,975)        (8,988)
                          - state                  (4,422)        (2,211)
                                                ---------      ----------
                                                  (22,397)       (11,199)
                                                ---------      ----------

                          Total                 $ (20,676)     $  (3,122)
                                                =========      ==========



     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial reporting purposes, the Company has incurred substantial losses which have caused management to doubt, based on the available objective evidence; whether it was more likely than not that the net deferred tax assets would be fully realizable. Accordingly, the Company has provided for a full valuation allowance against its net deferred tax asset. The components of the Company's deferred tax asset at August 31, 2006 are as follows:

       Net operating losses carryforwards                          $928,000
       Less:  Valuation allowance                                  (928,000)
                                                                   --------
       Net deferred tax asset                                      $      -
                                                                   ========

     The Company has net operating loss carry forwards for federal tax purposes of approximately $2,538,000 which expire in years 2024 through 2026.

                                SHEERVISION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 2006 AND 2005


NOTE 8 - COMMITMENTS AND CONTINGENCIES

     OPERATING LEASES

     The Company leases space under a noncancellable lease that expires in October 2007, with minimum annual rentals as follows:

             FISCAL YEAR ENDING

                    2007                 48,468
                    2008                  8,078
                                        -------
                                        $56,546
                                        =======

     Rent expense for the years ended August 31, 2006 and 2005 amounted to $35,646 and $18,141, respectively.

     LITIGATION

     In the ordinary course of business the Company may be subject to litigation from time to time. There is no past, pending or, to the Company's knowledge, threatened litigation or administrative action (including litigation or action involving the Company's officers, directors or other key personnel) which in the Company's opinion has or is expected to have, a material adverse effect upon its financial condition or operations.

NOTE 9. - FINANCING TRANSACTIONS

     12% SECURED CONVERTIBLE NOTE

     In a September 12, 2005 private placement, the Company issued 24 investment units each consisting of a $50,000 12% secured convertible note that matured on September 12, 2006 (the "12% notes") and 1,200 five-year common stock purchase warrants entitling the holder to purchase common stock at $2.70 per share, or $0.28346 after giving effect to the exchange agreement with Clean Water Technologies, Inc. ("CWTI"). The conversion of the "12% notes" is subject to anti-dilution adjustment. Each note-holder is entitled to convert up to 22.5% of the principal amount of the 12% notes into shares of common stock. Interest is payable at the date of maturity. As of August 31, 2006 principal and interest were paid in full.

     Based on relative fair values, the Company has attributed $68,838 of the total proceeds to the warrants, accounted for as a discount to the convertible note and as additional paid-in capital.

                                SHEERVISION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 2006 AND 2005


NOTE 9 - FINANCING TRANSACTIONS (CONTINUED)

     In connection with the issuance of the 12% notes, the Company gave its placement agent warrants to purchase 238,128 shares of common stock and its financial advisor warrants to purchase 476,257 shares of common stock at an exercise price of $0.28346 per share, for a term of 5 years. Accordingly, the fair values totaling $182,711 of those warrants has been charged to deferred financing costs and was amortized over the 12-month term of the 12% notes.

     Interest expense for 12-months ended August 31, 2006 and August 31, 2005 amounted to $101,550 and $0, respectively. The Company was required to prepay the principal and any accrued interest on the 12% notes upon the closing of an equity financing having gross proceeds of at least $3.0 million. In connection with a private placement in May 2006 of units of securities described below, eleven holders of the Notes elected to convert 22.5% ($174,375) of their 12% notes in the aggregate amount of $775,000 into 615,165 shares of common stock, with the $600,625 balance from the May 2006 private placement converted into an aggregate principal amount of $450,000 of 9% convertible notes, 200,004 shares of common stock and warrants to acquire 45,000 additional shares of common stock. Six holders elected to extend their 12% notes having an aggregate amount of $263,750 for the remaining term, one holder elected to convert 22.5% of the principal ($11,250) into 39,688 shares of common stock, and four holders elected to receive cash of $116,250 and 119,064 shares of common stock with a value of $33,750 in full payment of the 12% notes. Accrued interest of $70,375 on the 12% notes surrendered for conversion or payment was paid on June 4, 2006.

     Upon the maturity date of August 31, 2006 of the 12% notes, two holders elected to convert 22.5% principal of $28,125 into 99,220 shares of common stock at a purchase price of $.28346 per share. The remaining principal balance of all remaining holders of $235,625 and accrued interest of $31,175 was repaid in cash at August 31, 2006.

     9% CONVERTIBLE NOTES

     In May 2006, the Company completed a private offering of convertible debt and equity securities. The Company sold 82 units for $4,100,625, of which $3,500,000 (70 units) was paid in cash and $600,625 (12 units) was paid by the surrender of 12% notes in the principal amount of $600,625. Each unit comprised a 9% convertible note ("9% notes") in the principal amount of $37,500, 16,667 shares of common stock and three year warrants to acquire an aggregate of 3,750 shares of common stock at a price of $1.00 per share. The purchase price per unit was $50,000. The 9% notes were convertible into shares of the Company's series A 9% cumulative convertible preferred stock, at a price of $.90 per share, with a stated value of $10 per share.

                                SHEERVISION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 2006 AND 2005


NOTE 9 - FINANCING TRANSACTIONS (CONTINUED)

     In connection with the issuance of the 9% notes, the Company gave its placement agent warrants to purchase 204,167 shares of common stock at an exercise price of $1.00 per share for a term of 3 years, having a fair value of $245,460.

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

     If the Company does not timely perform under a registration rights agreement, or if the Company is unable to timely register its common stock, it has agreed to pay its investors damages in the amount equal to .05% per month, up to a maximum of 5%, of the aggregate amount invested. The Company recorded an expense of $45,106 as of August 31, 2006 related to the registration penalty it was required to pay.

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

                                SHEERVISION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 2006 AND 2005


NOTE 9 - FINANCING TRANSACTIONS (CONTINUED)

     expected dividends, and a stock price volatility of 144% based on the volatilities of companies comparable in size and type of business.

     A total of 511,714 warrants having an exercise of $1.00 per share and 988,719 warrants having an exercise of $0.28346 per share (after giving effect to the exchange agreement) were issued during the twelve months ended August 31, 2006.

     On August 31, 2006 the remaining two holders of 12% note holders elected to convert $28,125 of their notes into 99,220 shares of common stock. The balance of their notes of $96,875 was repaid in cash.


NOTE 10 - STOCKHOLDERS EQUITY

PREFERRED STOCK

     The Company has authorized 350,000 shares of series A preferred stock, par value $0.001. As of August 31, 2006 the Company had 307,546 preferred stock issued and outstanding. The Company had issued 9% convertible preferred notes in the aggregate amount of $3,075,469 which converted at $10.00 per share on June 18, 2006. Dividends accrue at the rate of 9% per annum and are payable every June 30 and December 31 commencing June 30, 2006. To the extent not paid, accrued dividends shall be accumulated until paid. At the option of the holder, preferred stock may be converted into common stock at any time at a conversion price of $0.90 per share. As of August 31, 2006 cumulative preferred dividends were $55,358 and are reflected in the balance sheet.

COMMON STOCK

     The Company has authorized 90,000,000 shares of common stock par value $0.001. As of August 31, 2006 the Company had 12,278,169 common stock shares issued and outstanding.

     On December 1, 2005, the Company acquired 4,517,800 (610,514 shares after giving effect of the 1 for 7.4 reverse stock split to its then stockholders) of the common stock, par value $0.001, of CWTI, or 54.579% of the outstanding shares, of CWTI from two individuals for a purchase price of $625,000.

     On March 27, 2006, CWTI entered into a Share Exchange and Reorganization Agreement with SheerVision, Inc., a California corporation, and its shareholders thereof, in which all SheerVision shareholders exchanged all of the outstanding and issued capital stock of SheerVision for an aggregate of 9,525,137 shares of CWTI

                                SHEERVISION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 2006 AND 2005


NOTE 10 - STOCKHOLDERS EQUITY - (CONTINUED)

     common stock, representing 95% of its outstanding common stock after giving effect to the transaction.

     On May 8, 2006 the Company issued 1,366,874 shares of commons stock in connection with the 9% private placement offering and 773,917 shares of common stock in connection with the conversion of the 12% convertible notes (see Note 8).

     On August 17, 2006 the Company issued 11,430 shares of common stock upon the election to exercise warrants by a certain investor in connection with the Company's 12% Notes. Original issue of 1,200 warrants on September 13, 2005 which through the actions of the reverse stock split and exchange agreement converted to 11,430 warrants exercised for a of total of $3,240 or $0.28346 per share.

     On August 31, 2006, two holders of the remaining 12% Notes elected to convert 22.5% principal of $28,125 into 99,220 shares of common stock at a purchase price of $.28346 per share.

NOTE 11 -  ECONOMIC DEPENDENCE

     MAJOR CUSTOMER

     For the years ended August 31, 2006 and 2005, two customers accounted for approximately 10% and 6%, respectively, of the Company's net sales.

     As of August 31, 2006 and 2005, these customers accounted for approximately -0-% and 13%, respectively, of the Company's accounts receivable. The Company believes that its relationship with these customers is strong and has never experienced any losses with these customers.

     MAJOR VENDORS

     For the years ended August 31, 2006 and 2005, one vendor accounted for approximately 51% and 73% of the Company's purchases. The Company believes that its relationship with this vendor is good.

     As of August 31, 2006 and 2005, this vendor accounted for approximately 0% and 28%, respectively, of the Company's accounts payable.

NOTE 12 - RELATED PARTY TRANSACTIONS

     For the year ended August 31, 2006 consulting service fees in the amount of $11,500 were paid to an individual that is a relative of a major shareholder and officer of the

                                SHEERVISION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            AUGUST 31, 2006 AND 2005


NOTE 12 - RELATED PARTY TRANSACTIONS (CONTINUED)

     Company. This individual provides consulting services in connection with online marketing strategies and planning. The consulting agreement is for a total of $25,000 plus out-of-pocket expenses with an expected completion date of November 30, 2006.