Form 10QSB
period 2006-11-30
SHEERVISION, INC.
filed 2007-01-12
CIK 1096187

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

_X_ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended November 30, 2006
                                             -----------------
___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                For the transition period from to ____ to _____________

                         Commission File Number: 000-27629
                                                 ---------

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

    Yes [x]         No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of January 10, 2007: 12,278,169 shares outstanding of the Company's common stock, par value, $.001.

Transitional Small Business Disclosure Format (check one):
    Yes [x]         No [ ]

                                TABLE OF CONTENTS

HEADING                                                                    PAGE
-------                                                                    ----
                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements   ...........................................   1

Item 2.  Management's Discussion and Analysis or Plan of Operation.........  11

Item 3.  Controls and Procedures...........................................  21


                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings................................................  22

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds........  22

Item 3.  Defaults upon Senior Securities...................................  22

Item 4.  Submission of Matters to a Vote of Securities Holders.............  22

Item 5.  Other Information.................................................  22

Item 6.  Exhibits and Reports on Form 8-K..................................  22

Signatures.................................................................  23

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                SHEERVISION, INC.
                            CONDENSED BALANCE SHEETS

                                                    November 30,    August 31,
                                                        2006           2006
                                                  ------------------------------
                                                    (Unaudited)       (derived
                                                                      from
                                                                      audited
                                                                      financial
                                                                     statements)
                              ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                       $    648,992     $  1,114,626
  Accounts receivable, net                             169,765           73,864
  Inventory                                            282,928          276,922
  Prepaid expenses and other current assets            133,724           76,429

                                                  ------------------------------
     Total Current Assets                            1,235,409        1,541,841
                                                  ------------------------------

PROPERTY AND EQUIPMENT, net                            113,244          101,345

INTANGIBLE ASSETS, net                                   7,816                -

                                                  $  1,356,469     $  1,643,186
                                                  ==============================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                $    241,172     $    204,153
  Accrued expenses and other current liabilities       105,757          103,725
  Accrued dividends preferred series A                 124,557           55,358
                                                  ------------------------------
        Total Current Liabilities                      471,486          363,236
                                                  ------------------------------


STOCKHOLDERS' EQUITY:
  Preferred Stock, Series A, 9% cumulative
     convertible; $.001 par value, $10 per
     share, Authorized 350,000 issued and
     outstanding 307,546 shares                            308              308
  Common Stock: par value $.001;
     Authorized 90,000,000 shares -
       issued and outstanding 12,278,169                12,278           12,278
  Additional paid in capital                         4,857,429        4,857,429
  Accumulated deficit                               (3,985,032)      (3,590,065)
                                                  ------------------------------
     Total Stockholders' Equity                        884,983        1,279,950
                                                  ------------------------------

                                                  $  1,356,469     $  1,643,186
                                                  ==============================

            See accompanying notes to condensed financial statements

                                SHEERVISION, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                       THREE MONTHS ENDED
                                                           NOVEMBER 30
                                                  ------------------------------
                                                      2006             2005
                                                  ------------------------------

NET SALES                                         $  1,174,411     $    788,866

COST OF GOODS SOLD                                     328,774          329,503

                                                  ------------------------------
GROSS PROFIT                                           845,637          459,363
                                                  ------------------------------

OPERATING EXPENSES:
  Shipping                                              39,287           31,865
  Selling and marketing                                694,563          237,776
  General and administrative                           439,304          290,554
  Product development                                    5,472                -
                                                  ------------------------------
     Total operating expenses                        1,178,626          560,195
                                                  ------------------------------

LOSS FROM OPERATIONS                                  (332,989)        (100,832)
                                                  ------------------------------

OTHER INCOME (EXPENSE)
  Interest expense                                           -          (31,101)
  Interest income                                        8,021              831
                                                  ------------------------------
     Total other income (expense)                        8,021          (30,270)
                                                  ------------------------------
LOSS BEFORE INCOME TAX                                (324,968)        (131,102)

PROVISION FOR INCOME TAX-CURRENT                           800                -
                                                  ------------------------------
NET LOSS                                          $   (325,768)    $   (131,102)

ACCRUED PREFERRED STOCK DIVIDENDS                      (69,199)               -
                                                  ------------------------------
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS            (394,967)        (131,102)
                                                  ==============================


BASIC AND DILUTED LOSS PER SHARE APPLICABLE TO COMMON SHAREHOLDERS:
       Basic and Diluted                          $      (0.03)    $      (0.97)
                                                  ==============================

Weighted average number of shares outstanding       12,278,169          135,135
                                                  ==============================

      See accompanying notes to condensed consolidated financial statements

                                SHEERVISION, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                           NOVEMBER 30
                                                  ------------------------------
                                                      2006             2005
                                                  ------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                        $   (325,768)    $   (131,101)
  Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation                                        5,159              108
     Amortization                                          163                -
     Changes in assets and liabilities:
       Accounts receivable                             (95,902)         (21,242)
       Inventory                                        (6,006)          60,920
       Deferred financing costs                              -         (163,336)
       Prepaid expenses                                (57,295)          12,312
       Accounts payable                                 36,218         (133,359)
       Other current assets                              2,832                -
       Interest payable                                      -           31,101
       Other current liabilities                             -          (67,654)
                                                  ------------     -------------
NET CASH USED IN OPERATING ACTIVITIES                 (440,599)        (412,251)
                                                  ------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property and equipment              (17,177)          (3,831)
       Investment in intangibles                        (7,858)               -
       Purchase of stock - CWTI                              -         (625,000)
                                                  ------------     -------------
NET CASH USED IN INVESTING ACTIVITIES                  (25,035)        (628,831)
                                                  ------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net proceeds from issuance of convertible
       notes                                                 -        1,200,000

                                                  ------------     -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    -        1,200,000
                                                  ------------     -------------

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                      (465,634)         158,918

CASH AND CASH EQUIVALENTS - beginning                1,114,626            1,837
                                                  ------------     -------------

CASH AND CASH EQUIVALENTS - ending                $    648,992     $    160,755
                                                  ============     =============

SUPPLEMENTRY DISCLOSURES OF CASH FLOWS:
     Cash paid during the period for:
       Interest                                   $          -     $          -
                                                  ------------     -------------
                Income taxes                      $      1,600     $          -
                                                  ------------     -------------

          See accompanying notes to condensed financial statements

                                SHEERVISION, INC.
             CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                       Preferred Stock         Common Stock          Paid-in       Accumulated   Stockholders'
                                      Shares      Amount   Shares        Amount      Capital         Deficit         Equity
                                      ----------------------------------------------------------------------------------------

BALANCE, August 31, 2006               307,546     $ 308   12,278,169   $ 12,278   $ 4,857,429    $ (3,590,065)   $ 1,279,950

Dividend Accrued on Preferred Stock                                                                    (69,199)       (69,199)

Net Loss                                                                                              (325,768)      (325,768)
                                      ----------------------------------------------------------------------------------------
BALANCE, November 30, 2006             307,546     $ 308   12,278,169   $ 12,278   $ 4,857,429    $ (3,985,032)     $ 884,983
                                      ========================================================================================




            See accompanying notes to condensed financial statements

                                SHEERVISION, INC
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                NOVEMBER 30, 2006

NOTE 1 - DESCRIPTION OF BUSINESS

The Company designs and sells high quality, value-priced surgical loupes, light systems and related optical products for the dental, medical and veterinary markets. Through its exclusive arrangement with manufacturers based in Asia, it can provide top quality surgical loupes and light systems directly to end-users at substantially lower prices than similar competitors products. Effective June 19, 2006 the company formally changed its name from Clean Water Technologies, Inc. (CWTI) to SheerVison, Inc.

NOTE 2 - INVENTORIES

Inventory is valued at the lower of cost (first-in, first-out method) or market, and consists of the following at November 30, 2006:

                             Finished goods           $211,026
                             Raw Materials              71,902
                                                     ---------

                             Total Inventories        $282,928
                                                     ---------

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation and amortization. At November 30, 2006 property and equipment consisted of the following:

                                             ESTIMATED USEFUL LIVES
        Manufacturing equipment              7 years         $69,038
        Office and computer equipment        5 years          46,210
        Leasehold improvements              15 years           7,179
                                                           ---------
                                                             122,427
        Less:  Accumulated depreciation and amortization       9,183
                                                           ---------
                                                            $113,244
                                                           ---------

Depreciation expense for the three months ended November 30, 2006 and 2005 amounted to $5,159 and $108, respectively.

NOTE 4 - INTANGIBLE ASSETS

During the three month period ended November 30, 2006 the Company filed for patent protection with the United States Patent and Trademark office for certain developed technologies. The Company has received notification of patent pending status. The cost incurred

                                SHEERVISION, INC
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                NOVEMBER 30, 2006

NOTE 4 - INTANGIBLE ASSETS (CONTINUED)

by the Company was $7,860 and is being amortized on a straight-line basis over a period of 15 years and is stated net of accumulated amortization of $44. Amortization expense charged to operations was $44 for the three month period ending November 30, 2006, and $0 for the three month period ending November 30, 2005.

NOTE 5 - LINE OF CREDIT

In December 2005 the Company entered into an agreement with a bank for a revolving credit facility of up to $300,000. The credit line ("Line") will expire on January 15, 2007. The Line bears interest at 1.25% above the bank's prime rate and is collateralized by a security interest in all of the assets of the Company. In addition, all obligations to the bank are personally guaranteed by Suzanne Lewsadder and Jefferey Lewsadder, both officers and directors of the Company. There were no outstanding borrowings under the Line as of November 30, 2006. Interest expense for the three months ended November 30, 2006 and November 30, 2005 under the Line amounted to $0. The Company is in the process of extending the credit line for an additional term.

NOTE 6 - LOSS PER COMMON SHARE

Basic loss per share is based on the weighted average number of common shares outstanding without consideration of potential common shares. Diluted loss per share is based on the weighted number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon the exercise of warrants, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period, plus conversion of convertible preferred stock into common shares.

                                SHEERVISION, INC
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                NOVEMBER 30, 2006

NOTE 6 - LOSS PER COMMON SHARE (CONTINUED)

The following table sets forth the computation of basic and diluted loss per common share:


                                                       THREE MONTHS ENDED
                                                           NOVEMBER 30
                                                  ------------------------------
                                                      2006             2005
                                                  ------------     -------------
Numerator:
  Net loss                                        $   (325,768)    $   (121,102)
  Series A preferred stock dividends                   (69,199)               -
                                                  ------------------------------
  Net loss attributable to common
  stockholders - basic and diluted                $   (394,967)    $   (121,102)
                                                  ==============================
Denominator:
  Basic - weighted average common shares            12,278,169          135,135
  Warrants                                                   -                -
  Convertible preferred stock                                -                -
                                                  ------------     -------------
  Diluted - weighted average common shares
                                                    12,278,169          135,135
                                                  ============     =============

 Basic and diluted loss per common share          $      (0.03)    $      (0.97)
                                                  ============     =============

Warrants, and convertible preferred stock, in accordance with the following table, were excluded from the computation of diluted loss per share for the three months ended November 30, 2006 and 2005, respectively, because the effect of their inclusion would be antidilutive.


                                                        THREE MONTHS ENDED
                                                           NOVEMBER 30,
                                                  ------------------------------
                                                      2006             2005
                                                  ------------     -------------
  Warrants to purchase common stock                  1,488,989          977,279
  Convertible preferred stock                        3,417,190                -
                                                  ------------     -------------
                                                     4,906,179          977,279
                                                  ============     =============

                                SHEERVISION, INC
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                NOVEMBER 30, 2006

NOTE 7 - INCOME TAXES

Provision for income taxes consists of the following:

                                                           NOVEMBER 30,
                                                      2006             2005
                                                  ------------------------------
     Current   - Federal                             $  -0-             $-0-
               - State                                 800               -0-
                                                  ------------------------------
                                                       800               -0-
                                                  ==============================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial reporting purposes, the Company has incurred substantial losses which have caused management to doubt, based on the available objective evidence whether it was more likely than not that the net deferred tax assets would be fully realizable. Accordingly, the Company has provided for a full valuation allowance against its net deferred tax asset. The components of the Company's deferred tax asset at November 30, 2006 are as follows:

     Net operating losses carry forwards          $ 1,047,550
     Less:  Valuation allowance                    (1,047,550)
                                                  ------------
         Net deferred tax asset                            -0-
                                                  ------------

The Company has net operating loss carry forwards for federal tax purposes of approximately $2,870,000 which expire in years 2024 through 2027.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases space under a noncancellable lease that expires in October 2007, with minimum annual rentals as follows:

             FISCAL YEAR ENDING
             ------------------
                    2007                               48,468
                    2008                                8,078
                                                  -----------
                                                      $56,546
                                                  ============

Rent expense for the three months ended November 30, 2006 and 2005 amounted to $11,917 and $5,010, respectively.

                                SHEERVISION, INC
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                NOVEMBER 30, 2006

NOTE 8 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

NOTE 9 - STOCKHOLDERS EQUITY

PREFERRED STOCK
---------------

The Company has authorized 350,000 shares of series A preferred stock, par value $0.001. As of November 30, 2006 the Company had 307,546 shares of series A preferred stock issued and outstanding. The Company previously issued 9% convertible preferred notes in the aggregate amount of $3,075,469 which converted at $10.00 per share into 307,546 shares of series A preferred stock on June 18, 2006. Dividends accrue at the rate of 9% per annum and are payable every June 30 and December 31. To the extent not paid, accrued dividends shall be accumulated until paid.

At the option of the holder, preferred stock may be converted into common stock at any time at a conversion price of $0.90 per share. As of November 30, 2006 cumulative preferred dividends were $124,557 and are reflected in the balance sheet.

COMMON STOCK
------------

The Company has authorized 90,000,000 shares of common stock par value $0.001. As of November 30, 2006 the Company had 12,278,169 shares of common stock issued and outstanding.

On December 1, 2005, SheerVision, Inc., a California corporation
(SheerVision-CA) acquired 4,517,800 shares (610,514 shares after giving effect to the 1 for 7.4 reverse stock split to its then stockholders) of common stock, par value $0.001, of CWTI, or 54.579% of the outstanding shares, of CWTI from two individuals for a purchase price of $625,000.

On March 27, 2006, CWTI entered into a Share Exchange and Reorganization Agreement with Suzanne Lewsadder and Jeffrey Lewsadder, our Chief Executive Officer and President, respectively, and the beneficial holders of all of the outstanding capital stock of SheerVision-CA, in which all SheerVision-CA shareholders exchanged all of the outstanding and issued capital stock of SheerVision-CA for an aggregate of 9,525,137 shares of CWTI common stock, representing 95% of its outstanding common stock after giving effect to the transaction.

                                SHEERVISION, INC
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                NOVEMBER 30, 2006

NOTE 9 - STOCKHOLDERS EQUITY (CONTINUED)

On May 8, 2006 the Company issued 1,366,874 shares of common stock in connection with its 9% private placement offering and 773,917 shares of common stock in connection with the conversion of the 12% convertible notes.

On August 17, 2006 the Company issued 11,430 shares of common stock upon the election to exercise warrants by a certain investor in connection with the Company's 12% convertible notes. A warrant to purchase 1200 shares of common stock, originally issued on September 13, 2005 (and through the actions of the reverse stock split and exchange agreement converted to a warrant to purchase 11,430 shares of common stock) was exercised for a total of $3,240 or $0.28346 per share.

On August 31, 2006, two holders of the remaining 12% convertible notes elected to convert 22.5% principal of $28,125 into 99,220 shares of common stock at a purchase price of $0.28346 per share.

NOTE 10 - WARRANTS

Transactions involving the Company's warrant issuance are summarized as follows:

                                                                  Weighted
                                                                   Average
                                                     Number       Price Per
                                                   of Shares        Share
                                                  -----------    -----------
       Outstanding at August 31, 2006              1,488,989     $      0.53
           Granted                                        --
           Exercised                                      --
           Canceled or expired                            --
                                                  -----------    -----------
       Outstanding at November 30, 2006            1,488,989     $      0.53
                                                  ===========    ===========

NOTE 11 - RELATED PARTY TRANSACTIONS

For the three months ended November 30, 2006 consulting service fees in the amount of $6,500 were paid to an individual that is a relative of a major shareholder, officer and director of the Company. This individual provides consulting services in connection with online marketing strategies and planning. The consulting agreement is for a total of $25,000 plus out-of-pocket expenses with an expected completion date of January 31, 2007.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-QSB AND THE DOCUMENTS INCORPORATED HEREIN CONTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY, OR INDUSTRY RESULTS, TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. WHEN USED IN THIS QUARTERLY REPORT, STATEMENTS THAT ARE NOT STATEMENTS OF CURRENT OR HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, THE WORDS "PLAN", "INTEND", "MAY," "WILL," "EXPECT," "BELIEVE", "COULD," "ANTICIPATE," "ESTIMATE," OR "CONTINUE" OR SIMILAR EXPRESSIONS OR OTHER VARIATIONS OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. EXCEPT AS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. THE FOLLOWING INFORMATION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE IN THIS FORM 10-QSB.

UNLESS THE CONTEXT INDICATES OTHERWISE, ANY REFERENCE TO "SHEERVISION", THE "COMPANY"," WE", "US", "OUR" OR THE "REGISTRANT" REFERS TO SHEERVISION, INC. AND ITS SUBSIDIARIES AS OF NOVEMBER 30, 2006.

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

     On March 27, 2006, we entered into a Share Exchange and Reorganization Agreement with SheerVision-CA and Suzanne Lewsadder and Jeffrey Lewsadder, our Chief Executive Officer and President, respectively, and the beneficial holders of all of the outstanding capital stock of SheerVision-CA, which sets forth the terms and conditions of the business combination of the Company in which all shareholders of SheerVision-CA exchanged all of the outstanding and issued capital stock of SheerVision-CA for an aggregate of 9,525,137 shares of our common stock, representing 95% of the outstanding common stock immediately after giving effect to such transaction. As a result of this transaction, SheerVision-CA became our wholly-owned subsidiary effective April 13, 2006, and the shareholders of SheerVision-CA became our controlling stockholders. For financial reporting purposes, this transaction has been treated as a reverse-merger, where SheerVision-CA is the acquirer. Because this transaction is treated as a purchase of SheerVision, Inc., a Delaware corporation, the historical financial statements of SheerVision-CA became our historical financial statements after the transaction.

GROWTH STRATEGY

     Our objective is to become the leading manufacturer and global marketer of high quality, value-priced surgical loupes, light systems and related products and services for the dental, medical, and veterinary markets. In order to achieve this objective, we have developed and continue to pursue the following strategies:

     DRAMATICALLY HEIGHTEN BRAND AWARENESS THROUGH A HIGHLY VISIBLE ONLINE PRESENCE. Since launching our newly redesigned website in August 2006, we have increased online unit sales volume in our first fiscal quarter forty times over our volume from first quarter 2005. We anticipate that online revenues will become a significant portion of overall sales as more search engine marketing ("SEM"), and direct marketing programs are launched.

     EXPANDING NEW PRODUCT OFFERINGS TO BECOME A FULL-SERVICE OPTICAL AND ILLUMINATION COMPANY. With the introduction of our new "through the lens" (TTL) loupe system, we can now offer this state of the art TTL technology in addition to our current award winning flip up design. Our new proprietary SureFit TTLtm alignment system also allows customers to order our TTLs through our online store, providing a significant competitive edge. We are also investing in the development of new product designs in order to create industry leadership when compared with our competitor's offerings.

     CONTINUE TO BUILD OUR DEDICATED SALE FORCE. As the only loupe company in the dental industry with a dental hygiene division sales team, we have become recognized as the leading provider of surgical loupes in this market niche. This sales force along with our general sales force has helped us make significant inroads into the all areas of the dental market, medical surgical markets, and veterinary markets.

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

     CASH AND CASH EQUIVALENTS.

     We consider highly liquid investments with an original maturity of three months or less to be cash equivalents.

     REVENUE RECOGNITION.

     Our surgical loupes and lighting products need no installation and are ready for use upon receipt by the customer. Products sold are delivered by shipments made through common carrier and revenue is recognized upon shipment to the customer. Discounts, and sales incentives, are recognized as a reduction of revenue at the time of sale. We offer an unconditional satisfaction guarantee for a 30 day period and permits product returns within 30 days of purchase, at which time returns are accepted and refunds are made. Shipping charges and special orders are nonrefundable.

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

     INVENTORY.

     Inventory is stated at the lower of cost (first-in, first-out method) or market and consists of raw materials and finished goods. Materials associated with the manufacturing of our product lines are readily available within the US and international markets with relatively short ordering cycles and therefore inventory on hand normally represents a two to three month selling cycle. Inventory valuations depend on quantities on hand, sales history and expected near term sales prospects. No inventory valuations were warranted as of November 30, 2006 and August 31 2006.

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

     BASIC AND DILUTED LOSS PER SHARE.

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values for financial instruments under SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. For certain of our financial instruments, including certain assets, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short term nature.

 RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In December 2004, the FASB issued Statement of Financial Standards No.123 (revised 2004), SHARE-BASED PAYMENT ("SFAS No. 123 (R)"), which is a revision of SFAS No. 123. SFAS No. 123 (R) supersedes APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and amends FASB Statement No. 95, STATEMENT OF CASHFLOWS. Generally, the approach to accounting for share-based payments in SFAS No.

123(R) is similar to the approach described in SFAS No.123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure of the fair value of share-based payments is no longer an alternative to financial statement recognition. SFAS No. 123(R) is effective for small public business issuers at the beginning of the first fiscal year beginning after December 15, 2005 and therefore effective for the year ending August 31, 2007 for the Company. The Company does not expect that this pronouncement will have a significant effect on future financial statements.

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

     Statement of Financial Accounting Standards No. 155, ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS - AN AMENDMENT OF FASB STATEMENTS NO.133 AND 140, was issued in February 2006 and is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Certain parts of this Statement maybe applied prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of this Statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Company does not expect that SFAS 155 will have any significant effect on future financial statements.

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

     On June 29, 2005, the FASB ratified the consensus reached for Emerging Issues Task Force (EITF) Issue No. 05-5, ACCOUNTING FOR EARLY RETIREMENT OR POST EMPLOYMENT PROGRAMS WITH SPECIFIC FEATURES (SUCH AS TERMS SPECIFIED IN ALTERSTEILZEIT EARLY RETIREMENT ARRANGEMENTS). The consensus in this Issue should be applied to fiscal years beginning after December 15, 2005, and reported as a change in accounting estimate effected by a change in accounting principle as described in paragraph 19 of FASB Statement 154. The Company does not expect that EITF 05-5 will have any significant effect on future financial statements.

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED NOVEMBER 30, 2006 AND 2005

The following table sets forth, for the periods indicated, financial information related to operations, as well as expressed as a percentage of our net sales:

                                             THREE MONTHS ENDED NOVEMBER 30,
                                         ---------------------------------------
                                                      (in thousands)
                                                2006                 2005
                                              --------             --------
Net Sales                                $1,174    100.0%       $789     100.0%
Cost of Goods Sold                          329     28.0%        330      41.8%
Gross Profit                                846     72.0%        459      58.2%
Operating Expenses
  Shipping Expenses                          39      3.3%         32       4.0%
  Selling Expenses                          695     59.1%        238      30.1%
  General and Administrative Expenses       439     37.4%        230      29.3%
  Product Development Expenses                5      0.5%                  0.0%
  Total Operating Expenses                1,179    100.4%        501      63.5%
Loss from Operations                      (333)    (28.4)%       (42)     (5.3)%
Other Income/(Expense)                        8       .7%        (89)    (11.3)%
Provision for Income Tax                      1      0.1%          -       -
Net Loss                                  (326)    (27.7)%      (131)    (16.6)%


NET SALES

     Net Sales increased by $385,545, or 48.9%, from $788,866 for the three months ended November 30, 2005 to $1,174,411 for the three months ended November 30, 2006. During the quarterly period ended November 30, 2006, we generated more revenue than in any quarterly period since our inception. This increase was directly related to sales from one of our newest products the Firefly LED(TM), which was aided by the implementation of a strategic branding/marketing campaign. This marketing campaign consisted of coordinated advertising in major trade magazines coupled with a direct marketing campaign. This increase in sales in our illumination product lines has enabled the Company to diversify its revenue streams organically so as not to be dependent on exclusively magnification products. By now being better positioned to satisfy additional needs for each customer and potential customer, the average order size per customer did increase over the period. We maintained the position on our competitive pricing edge and therefore did not institute price increases to the customer during the three months ended November 30, 2006. Increases in unit sales were attributable to increased sales revenue, not the effect of price increases.

COST OF GOODS SOLD

     Cost of goods sold decreased by $729, or (0.2)%, from $329,503 for the three months ended November 30, 2005 to $328,774 for the three months ended November 30, 2006. As a percentage of sales, cost of goods sold decreased from 41.8% of sales in the three months ended November 30, 2005 to 28.0% of sales in the three months ended November 30, 2006. This decrease is due to the effects of changes in the mix of products being sold. Our growth in the sale of illumination products, which have higher margins than magnification products, was the major factor in this improvement in gross margins.

GROSS PROFIT

     Gross profit increased by $386,274, or 84.1% from $459,363 for the three months ended November 30, 2005 to $845,637 for the three months ended November 30, 2006. The increase in gross profit was directly attributable to increased sales volume and the effects of the cost of goods on the current product mix. Distributor sales also decreased from 26% of sales during the three months ended November 30, 2005 to 3% of sales for the three months ended November 30, 2006. The gross profit was 72.0% of revenue for the three months ended November 30, 2006 compared to 58.2% of revenue for the three months ended November 30, 2005.

OPERATING EXPENSES

     Operating expenses, which include shipping expenses, selling and marketing expenses, general and administrative expenses and product development increased by $618,431, or 110.4%, to $1,178,626 for the three months ended November 30, 2006 as compared to $560,195 for the three months ended November 30, 2005.

     Shipping expenses were $39,287 or 3.3% of net sales as of November 30, 2006 as compared to $31,865 or 4.0% of net sales for the three months ended November 30, 2005. This increase of $7,422 was directly attributable to the increase in sales volume. We continue to improve procedures and find volume efficiencies with its common carriers.

     Selling and marketing expenses were $694,563 as of November 30, 2006 an increase of $456,787 or 192.1% over the three months selling and marketing expense of $237,776 at November 30, 2005. During the three months ended November 30, 2006 we aggressively positioned ourself through a strategic sales and marketing program to develop brand awareness, and enhance market share through a coordinated advertising and direct mail campaign. The expense associated with this program accounted for approximately 75% of the increase in selling and marketing expenses. Sales generated from this campaign during the period represented approximately 30% of sales and are expected to continue. Additional personnel including the hiring of an online marketing manager also attributed to the increases in selling and marketing expenses.

     General and administrative expenses increased $148,750 or 51.2% from $290,554 for the three months ended November 30, 2005 to $439,304 for the three months ended November 30, 2006. The increase was particularly attributable to salaries associated with the Chief Executive Officer, President and the addition of a Chief Financial Officer. Professional fees for legal expenses, accounting costs, investor relations and SEC filing requirements accounted for approximately $100,000. These expenses are directly associated with the fact that we became a publicly traded company while being privately held during the three months ended November 30, 2005. These additional expenses are expected to continue in the future.

     Product Development Costs increased by $5,473 or 100% from $0 for the three months ended November 30, 2005 to $5,473 for the three months ended November 30, 2006. This increase was due primarily to expenses incurred in ongoing product enhancements.

LOSS FROM OPERATIONS

     As a result of the aforementioned, loss from operations was $332,989 for the three months ended November 30, 2006 as compared to $100,832 for the three months ended November 30, 2005

INTEREST EXPENSE

     We did not incur any interest expense during the three months ended November 30, 2006 as compared to $31,101 incurred during the three months ended November 30, 2005, which was related to the issuance of 12% secured convertible notes. These notes were paid in full as of August 31, 2006. No interest expense was incurred related to our bank line of credit and other revolving lines for the three months ended November 30, 2006.

INTEREST INCOME

     Interest income for the three months ended November 30, 2006 of $8,021 was earned through cash investments in variable money market funds.

AMORTIZATION AND DEPRECIATION

     Amortization for the three months ended November 30, 2006 amounted to $44 related to our cost of obtaining patent protection as compared to $59,087 for the three months ended November 30, 2005 which was related to the amortization of deferred financing costs associated with the issuance of secured convertible notes in September 2005. Depreciation expense was $5,159 and $108 respectively for the three months ended November 30, 2006 and 2005. Amortization and depreciation expense are included in general and administrative expenses for the three months ended November 30, 2006 and 2005, respectively

INCOME TAXES

     For the three months ended November 30, 2006 we recorded a current income tax provision of $800.

NET LOSS

     As a result of the foregoing, we had a net loss of $325,768 for the three months ended November 30, 2006 compared to $131,102 for the three months ended November 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

     As of November 30, 2006, we maintained $648,992 in cash which primarily resulted from funds raised in the private offerings of common and preferred stock. As of November 30, 2006, we had current assets in the amount of $1,235,409 and current liabilities in the amount of $471,486. As a result we had a working capital of $763,923, as compared to a working capital of $1,178,605 at August 31, 2006.

     Inventory for the quarter ended November 30, 2006 was $282,928. This is an increase of $6,006 from inventory of $276,922 as of August 31, 2006. In response to the increase in sales when in the current quarterly period we generated more revenue than in any prior quarterly period, we have increased our inventory to satisfy increased demand. In addition, as we continue to add new products and additional accessories to our existing product line, we expect additional inventory may be required to meet the demand.

     We generated revenues of $1,174,411 and $788,866 for the three months ended November 30, 2006 and November 30, 2005 respectively, and recorded a net loss of $325,768 and $131,102, respectively, during such periods. In addition, during the three months ended November 30, 2006 and November 30, 2005 net cash used in operating activities was $440,599 and $412,251, respectively.

     To date, we have financed operations principally through internally generated funds, a bank line of credit, and offerings of securities exempt from the registration requirements of the Securities Act. We believe that our available resources and cash flows will be sufficient to meet the businesses anticipated operating cash needs through at least May 31, 2007 based on the current level of operation. We estimate, however, that we will require substantial additional financing at various intervals for sales and marketing, and research and development programs, including significant requirements for operating expenses and for intellectual property protection and enforcement. We can provide no assurance that additional funding will be available on a timely basis on acceptable terms, or at all. Accordingly, we may not be able to secure the funding that is required to expand sales and marketing and research and development beyond their current levels or at levels that may be required in the future. If we cannot secure adequate financing, we may be required to delay, scale back or eliminate one or more of our sales and marketing initiatives or research and development programs, or enter into license or other arrangements with third parties to commercialize products or technologies that we would otherwise seek to develop and commercialize itself. In such an event, our business, prospects, financial condition, and results of operations could be adversely affected, as delays maybe required for expansion or product introductions, or entrance into royalty, sales or other agreements with third parties for the commercialization of products.

     In December 14, 2004, we entered into an agreement with Hallmark Capital Corp. ("HALLMARK") pursuant to which Hallmark provided financial advisory services to us through September 15, 2005 in exchange for a non-refundable advisory fee of $15,000 and specified fixed success fees. We entered into a second agreement, dated September 15, 2005, with Hallmark pursuant to which Hallmark agreed to provide additional advisory services in exchange for consulting fees of $25,000 per quarter for eight quarters, commencing on September 30, 2005, and five year warrants to acquire an aggregate of 476,257 shares of common stock at the price of $0.28346 per share.

     In December 2005, we entered into an agreement with Vineyard Bank for a revolving credit facility of up to $300,000 (the "CREDIT LINE"), expiring on January 15, 2007. The Credit Line bears interest at 1.25% above the bank prime rate and is collateralized by a security interest in all of our assets. In addition, all obligations to the bank are personally guaranteed by Suzanne Lewsadder and Jeffrey Lewsadder, both officers and directors of the Company. On November 30, 2006, there was no outstanding indebtedness under the Credit Line. We are in the process of extending the credit line for an additional term.

     We lease space under a non-cancellable lease that expires in October 2007, with minimum annual rentals as follows:

       FISCAL YEAR ENDING AUGUST 31     ANNUAL RENTAL
       ----------------------------     -------------

                         2007           $  48,468
                         2008               8,078
                                        ---------
                                        $  56,546
                                        =========

     Rent expense for the three months ended November 30, 2006 and 2005 was $11,917, and $5,010, respectively.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to certain financial market risks, including changes in interest rates. All of our revenue, expenses and capital spending are transacted in US dollars. Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalent balances. The majority of our investments are in short-term instruments and subject to fluctuations in US interest rates. Due to the nature of our short-term investments, we believe that there is no material risk exposure.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      None.

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

      None.

ITEM 5.  OTHER INFORMATION

      None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:
      Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

(b) Reports on Form 8-K:

      None.

                                    SIGNATURE


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                    SHEERVISION, INC.
                                                    Registrant
Dated: January 12, 2007

                                                    /s/ Suzanne Lewsadder
                                                    ----------------------------
                                                    Suzanne Lewsadder,
                                                    Chief Executive Officer