Form 10QSB
period 2007-02-28
SHEERVISION, INC.
filed 2007-04-13
CIK 1096187

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

 X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
---  OF 1934 For quarterly period ended FEBRUARY 28, 2007

___  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

        For the transition period from ______________ to _______________

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

         Yes [ x ]                  No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of April 11, 2007: 12,278,169 shares outstanding of the Company's common stock, par value, $.001.

Transitional Small Business Disclosure Format (check one):
         Yes [   ]                  No [ x ]

                                TABLE OF CONTENTS

HEADING                                                                     PAGE
-------                                                                     ----

                          PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements   ..........................................  1

Item 2.     Management's Discussion and Analysis or Plan of Operation........ 12

Item 3.     Controls and Procedures.......................................... 26


                        PART II. OTHER INFORMATION

Item 1.      Legal Proceedings............................................... 27

Item 2.     Unregistered Sale of Equity Securities and Use of Proceeds....... 27

Item 3.     Defaults upon Senior Securities.................................. 27

Item 4.     Submission of Matters to a Vote of Securities Holders............ 27

Item 5.     Other Information................................................ 28

Item 6.     Exhibits and Reports on Form 8-K................................. 28

Signatures................................................................... 29

                          PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS


                                SHEERVISION, INC.
                            CONDENSED BALANCE SHEETS

                                                         February 28,      August 31,
                                                             2007             2006
                                                         ------------   -----------------
                                                                         (derived from
                                                                        audited financial
                                                          (Unaudited)      statements)
              ASSETS
              ------
CURRENT ASSETS:
Cash and cash equivalents                                $    277,617      $  1,114,626
Accounts receivable, net                                      134,762            73,864
Inventory                                                     453,961           276,922
Prepaid expenses and other current assets                      99,248            76,429
                                                         ------------      ------------
      Total Current Assets                                    965,588         1,541,841
                                                         ------------      ------------

PROPERTY AND EQUIPMENT, net                                   122,399           101,345

INTANGIBLE ASSETS, net                                          8,375                -
                                                         ------------      ------------
                                                         $  1,096,362      $  1,643,186
                                                         ============      ============

    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------

CURRENT LIABILITIES:
Accounts payable                                          $   384,724      $    204,153
Accrued expenses and other current liabilities                 99,636           103,725
Accrued dividends preferred series A                          193,754            55,358
                                                         ------------      ------------
Total Current Liabilities                                     678,114           363,236
                                                         ------------      ------------

Preferred Stock, Series A, 9% cumulative convertible;
   $.001 par value, $10 per share, Authorized 350,000
   issued and outstanding 307,546 shares                          308               308

Common Stock: par value $.001;
   Authorized 90,000,000 shares -
   issued and outstanding 12,278,169                           12,278            12,278

Additional paid in capital                                  4,857,429         4,857,429

Accumulated deficit                                        (4,451,767)       (3,590,065)
                                                         ------------      ------------
      Total Stockholders' Equity                              418,248         1,279,950
                                                         ------------      ------------

                                                         $  1,096,362      $  1,643,186
                                                         ============      ============

            See accompanying notes to condensed financial statements

                               SHEERVISION, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                        SIX MONTHS ENDED            THREE MONTHS ENDED
                                                           FEBRUARY 28                  FEBRUARY 28
                                                   --------------------------    --------------------------
                                                       2007           2006            2007          2006
                                                   --------------------------    --------------------------
NET SALES                                          $  2,084,163   $ 1,452,508    $    909,752   $   663,642

COST OF GOODS SOLD                                      641,827       675,206         313,053       345,703

                                                   --------------------------    --------------------------
GROSS PROFIT                                          1,442,336       777,302         596,699       317,939
                                                   --------------------------    --------------------------

OPERATING EXPENSES:
   Shipping                                              82,703        62,792          43,416        30,927
   Selling and marketing                              1,136,789       619,693         442,226       381,917
   General and administrative                           948,924       602,797         509,620       312,243
   Product development                                    7,112        22,480           1,640        22,480
                                                   --------------------------    --------------------------
      Total operating expenses                        2,175,528     1,307,762         996,902       747,567
                                                   --------------------------    --------------------------

LOSS FROM OPERATIONS                                   (733,192)     (530,460)       (400,203)     (429,628)
                                                   --------------------------    --------------------------

OTHER INCOME (EXPENSE)
   Interest expense                                          -        (74,389)             -        (43,288)
   Interest income                                       10,686           983           2,665           152
   Amortization of deferred financing Costs                  -       (126,401)             -       (126,401)
                                                   --------------------------    --------------------------
      Total other income (expense)                       10,686      (199,807)          2,665      (169,537)

                                                   --------------------------    --------------------------
LOSS BEFORE INCOME TAX                                 (722,506)     (730,267)       (397,538)     (599,165)

PROVISION FOR INCOME TAX                                    800            -               -             -
                                                   --------------------------    --------------------------
NET LOSS                                               (723,306)     (730,267)       (397,538)     (599,165)

ACCRUED PREFERRED STOCK DIVIDENDS                      (138,396)           -          (69,197)           -
                                                   --------------------------    --------------------------
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS         $   (861,702)  $  (730,267)   $   (466,735)  $  (599,165)
                                                   ==========================    ==========================

BASIC AND DILUTED LOSS PER SHARE APPLICABLE TO COMMON SHAREHOLDERS:
   Basic and Diluted                               $      (0.07)  $     (0.61)   $      (0.04)  $     (0.48)
                                                   ==========================    ==========================

Weighted average number of shares outstanding        12,278,169     1,188,914      12,278,169     1,245,656
                                                   ==========================    ==========================

            See accompanying notes to condensed financial statements

                               SHEERVISION, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               SIX MONTHS ENDING
                                                                  FEBRUARY 28,
                                                        ------------------------------
                                                              2007           2006
                                                        ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                              $   (723,306)    $   (730,267)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation                                              11,562              431
    Amortization                                                 187              -
    Changes in assets and liabilities:
      Accounts receivable                                    (60,898)         (99,271)
      Inventory                                             (177,039)          21,594
      Deferred financing costs                                   -            (96,022)
      Prepaid expenses                                       (22,819)           8,830
      Accounts payable                                       180,572           75,078
      Other current assets                                       -              3,580
      Interest payable                                           -             67,101
      Other current liabilities                               (4,089)         241,741
                                                        ------------     ------------
NET CASH USED IN OPERATING ACTIVITIES                       (795,830)       (507,205)
                                                        ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Purchase of property and equipment                     (32,377)         (7,078)
      Investment in intangibles                               (8,802)            -
      Purchase of stock - CWTI                                   -          (625,000)
                                                        ------------     ------------
NET CASH USED IN INVESTING ACTIVITIES                        (41,179)       (632,078)
                                                        ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from issuance of convertible notes            -         1,200,000
                                                        ------------     ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        -         1,200,000
                                                        ------------     ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (837,009)         60,717

CASH AND CASH EQUIVALENTS - beginning                      1,114,626           1,837
                                                        ------------     ------------

CASH AND CASH EQUIVALENTS - ending                      $    277,617     $    62,554
                                                        ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
      Cash paid during the period for:
        Interest                                        $        -       $    74,389
                                                        ============     ============
        Income taxes                                    $        800     $       -
                                                        ============     ============

SUPPLEMENTAL DISCLOSURES OF NON - CASH INVESTING
AND FINANCING ACTIVITIES:

  Accrued preferred stock dividends                     $    193,754     $       -
                                                        ============     ============

  Adjustments related to reverse merger into
    public shell                                        $        -       $ 1,090,876
                                                        ============     ============

            See accompanying notes to condensed financial statements

                                SHEERVISION, INC.
             CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                   Additional
                                        Preferred stock          Common stock        Paid-in         Accumulated      Stockholders'
                                        Shares    Amount      Shares     Amount      capital           deficit           equity
                                      ----------------------------------------------------------------------------------------------
BALANCES, August 31, 2006                307,546   $308     12,278,169   $12,278   $ 4,857,429      $ (3,590,065)      $ 1,279,950

Dividend Accrued on Preferred Stock                                                                     (138,396)         (138,396)

Net Loss                                                                                                (723,306)         (723,306)
                                      ----------------------------------------------------------------------------------------------
BALANCES, Feburary 28, 2007              307,546   $308     12,278,169   $12,278   $ 4,857,429      $ (4,451,767)      $   418,248
                                      ==============================================================================================



            See accompanying notes to condensed financial statements

                                SHEERVISION, INC
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                FEBRUARY 28, 2007

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

NOTE 2 - INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out method) or market, and consist of the following:

                                          February 28,              August 31,
                                             2007                     2006
                                        -------------------------------------

              Finished goods              $412,764                   $196,026
              Raw Materials                 41,197                     80,896
                                        -------------------------------------

              Total                       $453,961                   $276,922
                                        =====================================


NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation and amortization, and consist of the following:

                       Estimated useful lives          February 28             August 31,
                                                          2007                   2006
                                                      ------------------------------------
Manufacturing equipment             7 years           $   84,180               $  57,923
Office and computer equipment       5 years               46,507                  40,148
Leasehold improvement               15 years               7,179                   7,179
                                                      ------------------------------------
                                                         137,866                 105,250
Less: Accumulated Depreciation & Amortization             15,467                   3,905
                                                      ------------------------------------
Total Property and Equipment                          $  122,399              $  101,345
                                                      ====================================

Depreciation and amortization expense for the six and three month period ended February 28, 2007 amounted to $11,562 and $5,159, respectively as compared with the six and three month period ended February 28, 2006, which amounted to $431 and $323 respectively.

                                SHEERVISION, INC
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                FEBRUARY 28, 2007


NOTE 4 - INTANGIBLE ASSETS

During the six month period ended February 28, 2007, the Company filed for patent protection with the United States Patent and Trademark Office for certain developed technologies. The Company has received notification of patent pending status. The cost incurred by the Company was $8,562 and is being amortized on a straight-line basis over a period of 15 years and is stated net of accumulated amortization of $426. Amortization expense charged to operations for the six and three months ended February 28, 2007 was $187 and $143 respectively.

NOTE 5 - LINE OF CREDIT

In December 2005 the Company entered into an agreement with a bank for a revolving credit facility of up to $300,000. The credit line ("Line") will expire on April 15, 2007. The Line bears interest at 1.25% above the bank's prime rate and is collateralized by a security interest in all of the assets of the Company. In addition, all obligations to the bank are personally guaranteed by Suzanne Lewsadder and Jefferey Lewsadder, both officers and directors of the Company. There were no outstanding borrowings under the Line as of February 28, 2007. Interest expense for the six and three months ended February 28, 2007 under the Line amounted to $0. The Company is in the process of extending the credit line for an additional term.

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

                                SHEERVISION, INC
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                FEBRUARY 28, 2007


NOTE 6 - LOSS PER COMMON SHARE (CONTINUED)

The following table sets forth the computation of basic and diluted loss per common share:


                                                       Six Months Ended               Three Months Ended
                                                         February 28,                    February 28,
                                                --------------------------------------------------------------
                                                      2007            2006           2007           2006
                                                --------------------------------------------------------------
Numerator:
   Net loss                                         $(723,306)       $(730,267)     $(397,538)     $(599,165)
   Series A preferred stock dividends                (138,396)               -              -              -
                                                --------------------------------------------------------------
   Net loss attributable to common
   stockholders - basic and diluted                 $(861,702)       $(730,267)     $(397,538)     $(599,165)
                                                ==============================================================
Denominator:
   Basic - weighted average common shares          12,278,169        1,188,914     12,278,169      1,245,656
   Warrants                                                 -                -              -              -
   Convertible preferred stock                              -                -              -              -
                                                --------------------------------------------------------------
   Diluted - weighted average common shares
                                                   12,278,169        1,188,914     12,278,169      1,245,656
                                                ==============================================================

 Basic and diluted loss per common share             $(0.07)          $(0.61)        $(0.04)        $(0.48)
                                                ==============================================================

Warrants, and convertible preferred stock, in accordance with the following table, were excluded from the computation of diluted loss per share for the six and three months ended February 28, 2007 and 2006, respectively, because the effect of their inclusion would be antidilutive.


                                                        Six months ended               Three months ended
                                                          February 28,                    February 28,
                                                     2007            2006             2007            2006
                                               ---------------------------------------------------------------
  Warrants to purchase common stock                1,488,989        977,279         1,488,989        977,279
  Convertible preferred stock                      3,417,190              -         3,417,190              -
                                               ---------------------------------------------------------------
                                                   4,906,179        977,279         4,906,179        977,279
                                               ===============================================================

                                SHEERVISION, INC
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                FEBRUARY 28, 2007

NOTE 7 - INCOME TAXES

During the six months ended February 28, 2007 and 2006, we recorded a provision for state income taxes of $800 and $0, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial reporting purposes, the Company has incurred substantial losses which have caused management to doubt, based on the available objective evidence whether it was more likely than not that the net deferred tax assets would be fully realizable. Accordingly, the Company has provided for a full valuation allowance against its net deferred tax asset. The Company's deferred tax asset at February 28, 2007 is comprised of the following components:

           Net operating losses carry forwards                $868,502
           Less:  Valuation allowance                         (868,502)
                                                              --------
               Net deferred tax asset                         $  -0-
                                                              ========

At August 31, 2006 the Company has net operating loss carry forwards for federal tax purposes of approximately $2,400,000 which expire in years 2024 through 2027.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES
----------------

The Company leases space under a noncancellable lease that expires in October 2007.

Rent expense for the six and three months ended February 28, 2007 amounted to $24,034 and $12,117, respectively.

LITIGATION
----------

On January 10, 2007, a complaint was filed in the United States District Court Central District of California by Martin Hogan Pty, Ltd. ("Hogan") which is currently against the Company, and the Company's Chief Executive Officer. Plaintiff, a former supplier of frames to the Company, alleges copyright and trade dress infringement in its frames and is seeking damages as well as preliminary and permanent injunctive relief. Based on the allegations in the complaint and the Company's understanding of relevant facts and circumstances, it believes that the claims in the lawsuit are without merit and intends to vigorously defend against them.

There is no other litigation pending or to the Company's knowledge, threatened litigation or administrative action (including litigation or action involving the Company's officer, directors or other key personnel) which in the Company's opinion has or is expected to have, a material adverse effect upon its financial condition or operations.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                FEBRUARY 28, 2007

NOTE 9 - STOCKHOLDERS EQUITY

PREFERRED STOCK
---------------

The Company has authorized 350,000 shares of series A preferred stock, par value $0.001 ("Series A Preferred Stock"). As of February 28, 2007, the Company had 307,546 shares of Series A Preferred Stock issued and outstanding. The Company previously issued 9% convertible preferred notes in the aggregate amount of $3,075,469 which converted at $10.00 per share into 307,546 shares of Series A Preferred Stock in June, 2006. Dividends accrue at the rate of 9% per annum and are payable every June 30 and December 31. To the extent not paid, accrued dividends shall be accumulated until paid.

At the option of the holder, preferred stock may be converted into common stock at any time at a conversion price of $0.90 per share. As of February 28, 2007 cumulative preferred dividends are $193,754 and are reflected on the balance sheet.

COMMON STOCK
------------

The Company has authorized 90,000,000 shares of common stock par value $0.001. As of February 28, 2007, the Company had 12,278,169 shares of common stock issued and outstanding.

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

                                SHEERVISION, INC
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                FEBRUARY 28, 2007

NOTE 9 - STOCKHOLDERS EQUITY (CONTINUED)

On August 31, 2006, two holders of the remaining 12% convertible notes elected to convert 22.5% principal of $28,125 into 99,220 shares of common stock at a purchase price of $0.28346 per share.

NOTE 10 - WARRANTS

Transactions involving the Company's warrant issuance are summarized as follows:

                                                                    Weighted
                                                                     Average
                                                     Number         Price Per
                                                   OF SHARES          SHARE
                                                  -----------     -------------
       Outstanding at August 31, 2006               1,488,989         $ 0.53
              Granted                                      --
              Exercised                                    --
              Canceled or expired                          --
                                                 -------------    -------------
       Outstanding at February 28, 2007             1,488,989         $ 0.53
                                                 =============    =============


NOTE 11 - EQUITY BASED COMPENSATION PLANS

Effective January 25, 2007, the Company adopted the SheerVision Inc. 2007 Stock Option Plan (the "Plan"). Awards granted under the Plan may include incentive stock options, which are qualified under Section 422 of the Internal Revenue Code and stock options other than incentive stock options, which are not qualified under Section 422 of the Code and stock purchase rights. Awards may be granted to employees and directors of the Company or its subsidiaries and individuals, including consultants, performing services to the Company. The maximum number of shares reserved for the Plan is 3,000,000 shares. The Plan is administered by the Board of Directors (the "Board") or a committee appointed by the Board. The Plan administrator determines the terms of each option granted including (1) the purchase price of shares subject to options, (2) the dates on which options become exercisable and (3) the expiration date of each option (which may not exceed ten years from the date of grant). The minimum per share exercise price for options granted under the Plan for incentive stock options is the fair market value at the grant date or if the optionee is more than a 10% holder, 110% of the fair market value at the grant date, of one share of the Common Stock on the date the option is granted.

                                SHEERVISION, INC
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                                FEBRUARY 28, 2007


NOTE 11 - EQUITY BASED COMPENSATION PLANS (CONTINUED)

Effective January 25, 2007, the Company adopted the SheerVision Inc. 2007 Stock Option Plan for Independent and Non-Employee Directors (the "Directors Plan"). A maximum of 200,000 shares of Common Stock options may be granted to eligible directors who are defined as independent or non-employee directors. An Independent Director is defined as a Director meeting the requirements of
Section 10A(m) under the Securities Exchange Act of 1934 and as defined by any exchange or market on which the Common Stock is traded or is listed. A
Non-Employee Director is defined by reference to its definition in Rule 16b-3 under the Securities Exchange Act.

The Directors Plan is to be administered by the Board or a compensation committee. The Directors Plan specifies that each newly elected Independent or Non-Employee Director, upon first election or appointment to the Board, will receive options to purchase 2,000 shares. Immediately following each annual meeting of stockholders each Director who has been an eligible Director for more than 12 months immediately preceding and including such meeting shall be granted an additional option to purchase 3,000 shares.

The Company will charge the grant date fair value of options granted to expenses as they become vested. The fair value of stock options will be determined using an appropriate option-pricing model and based on observable market prices. Modifications such as lowering the exercise prices or extending the expiration dates are treated as new grants and could result in material changes to the Company's non-cash expenses. As of February 28, 2007, no options under the Plan or Directors Plan have been granted.

NOTE 12 - RELATED PARTY TRANSACTIONS

For the six and three months ended February 28, 2007 consulting service fees in the amount of $6,500 and $0 respectively were paid to an individual that is a relative of a major shareholder and officer of the Company. This individual provides consulting services in connection with online marketing strategies and planning. The consulting agreement is for a total of $25,000 plus out-of-pocket expenses.

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

         UNLESS THE CONTEXT INDICATES OTHERWISE, ANY REFERENCE TO "SHEERVISION", THE "COMPANY"," WE", "US", "OUR" OR THE "REGISTRANT" REFERS TO SHEERVISION, INC. AND ITS SUBSIDIARIES AS OF FEBRUARY 28, 2007.

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

          Since our inception in 1999, we have rapidly established a significant base of operations characterized by steady sales growth, the deployment of a top-notch dedicated sales force, the implementation of a strategic marketing program, the initiation of an aggressive web presence through the introduction of a new online retail store, expansion into new geographic markets, and continued product development activities.

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

         EXPANDING NEW PRODUCT OFFERINGS TO BECOME A FULL-SERVICE OPTICAL AND ILLUMINATION COMPANY. With the introduction of our new "through the lens" (TTL) loupe system, we can now offer this state of the art TTL technology in addition to our current award winning flip up design. Our new proprietary SureFit TTL(TM) alignment system also allows customers to order our TTLs through our online store, providing a significant competitive edge. We were also successful with the launch of the new FireFly Infinity(TM) light system. This new LED based headlight system provides us with a significant technological innovation in advance of our competitors. This system provides a light beam with almost twice the intensity as our original FireFly LED(TM) and compares very favorably against tethered fiber optic lighting systems. We continue to invest in the development of new product designs in order to create industry leadership when compared with our competitors' offerings. We also introduced our patent pending flip filter for LED lights which prevents composites from curing.

         LAUNCHING AN INITIATIVE TO EXPAND OUR DISTRIBUTION INTO ADDITIONAL INTERNATIONAL MARKETS. The Company has developed a program to rapidly sign and support international distributors to sell SheerVision branded products, a Turnkey approach named, The International Distributor Program ("IDP"). The IDP provides sales, marketing, and training tools to enable SheerVision to expand our distributor base. We believe that our value-priced products align well with the needs of many international markets that are not directly or indirectly serviced by the Company. This expectation is driven by the number of unsolicited inquires that were received by prospective distribution partners during the second fiscal quarter who expressed an interest in becoming authorized distributors of SheerVision branded products.

         DRAMATICALLY HEIGHTEN BRAND AWARENESS THROUGH A HIGHLY VISIBLE ONLINE PRESENCE. Since launching our newly redesigned website in August 2006, we have increased online unit sales volume in our second fiscal quarter forty times over our volume from second quarter 2006. We anticipate that online revenues will become a significant portion of overall sales as more search engine marketing, and direct marketing programs are launched.

         CONTINUE TO BUILD OUR DEDICATED SALES FORCE. As the only loupe company in the dental industry with a dental hygiene division sales team, we have become recognized as the leading provider of surgical loupes in this market niche. This sales force along with our general sales force has helped us make significant inroads into the all areas of the dental market, medical surgical markets, and veterinary markets.

         CONTINUE TO BROADEN OUR PRESENCE IN INDUSTRY TRADESHOWS. Since the introduction of its new light products at tradeshows, sales for the new FireFly Infinity light are reaching over 50% of products sold. These strong sales continue to validate the Company's research and development efforts which focus on introducing new and innovative, market driven products. We expect the market acceptance of the Company's new FireFly FlipFilter which is launching in the third fiscal quarter, to reflect similar success in the tradeshow environment as well as in our overall market segments.

         During this fiscal year the Company introduced many new products including a new fashionable sports frame in eight vibrant colors, the SureFit TTL loupe, the Firefly light systems, and designer cases.

         The introduction of these new products has contributed to record sales the Company has experienced in its year over year comparisons. With the continued success of these products and the addition of new products currently in our pipeline, management is encouraged with the Company's direction and its goals of reaching profitability.

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

         REVENUE RECOGNITION.

         Our surgical loupes and lighting products need no installation and are ready for use upon receipt by the customer. Products sold are delivered by shipments made through common carrier and revenue is recognized upon shipment to the customer. Discounts, and sales incentives, are recognized as a reduction of revenue at the time of sale. We offer an unconditional satisfaction guarantee for a 30 day period and permit product returns within 30 days of purchase, at which time returns are accepted and refunds are made. Shipping charges and special orders are nonrefundable.

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

         INVENTORY.

         Inventory is stated at the lower of cost (first-in, first-out method) or market and consists of raw materials and finished goods. Materials associated with the manufacturing of our product lines are readily available within the US and international markets with relatively short ordering cycles and therefore inventory on hand normally represents a two to three month selling cycle. Inventory valuations depend on quantities on hand, sales history and expected near term sales prospects. No inventory valuations were warranted as of February 28, 2007 and August 31 2006.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In December 2004, the FASB issued Statement of Financial Standards No.123 (revised 2004), SHARE-BASED PAYMENT ("SFAS No. 123 (R)"), which is a revision of SFAS No. 123. SFAS No. 123 (R) supersedes APB Opinion No. 25,
ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and amends FASB Statement No. 95, STATEMENT OF CASHFLOWS. Generally, the approach to accounting for share-based payments in SFAS No.123(R) is similar to the approach described in SFAS No.123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure of the fair value of share-based payments is no longer an alternative to financial statement recognition. SFAS No. 123(R) is effective for small public business issuers at the beginning of the first fiscal year beginning after December 15, 2005 and therefore effective for the year ending August 31, 2007 for the Company. The Company does not expect that this pronouncement will have a significant effect on future financial statements.

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

         Statement of Financial Accounting Standards No. 156, ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS-AN AMENDMENT OF FASB STATEMENT NO. 140, pertains to the servicing of financial assets and was issued in March 2006 and should be adopted as of the beginning of its first fiscal year that begins after September 5, 2006. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The Company does not expect that SFAS 156 will have any significant effect on future financial statements.

         Statement of Financial Accounting Standards No.157, FAIR VALUE MEASUREMENTS. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after February 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company does not expect that this pronouncement will have any significant effect on future financial statements.

         Statement of Financial Accounting Standards No. 158, EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS--AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, 106, AND 132(R). This Statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. The Company does not expect that SFAS 158 will have any significant effect on future financial statements.

         Statement of  Financial  Accounting  Standards  No. 159, THE FAIR VALUE
OPTION  FOR  FINANCIAL  ASSETS  AND  FINANCIAL   LIABILITIES   -   INCLUDING  AN

AMENDMENT TO FASB STATEMENT NO. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, FAIR VALUE MEASUREMENTS. The Company does not expect that SFAS 159 will have any significant effect on future financial statements.

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

RESULTS OF OPERATIONS
SIX MONTHS ENDED FEBRUARY 28, 2007 COMPARED TO THE SIX MONTHS ENDED FEBRUARY 28, 2006

         The following table sets forth, for the periods indicated, financial information related to operations, as well as expressed as a percentage of our net sales:


                                                             SIX MONTHS ENDED FEBRUARY 28,
                                                    ------------------------------------------------
                                                                     (in thousands)
                                                            2007                         2006
                                                    ------------------------------------------------
Net Sales                                            $2,084      100.0%             $1,452   100.0%
Cost of Goods Sold                                      642       30.8%                675    46.5%
Gross Profit                                          1,442       69.2%                777    53.5%
Operating Expenses
         Shipping Expenses                               82        4.0%                 63     4.3%
         Selling Expenses                             1,137       54.5%                620    42.7%
         General and Administrative Expenses            949       45.5%                603    41.5%
         Product Development Expenses                     7        0.3%                 22     1.5%
         Total Operating Expenses                     2,175      104.3%              1,308    90.0%
Loss from Operations                                   (733)     (35.1)%              (531)  (36.5)%
Other Income/(Expense)                                   11         .5%               (199)  (13.8)%
Provision for Income Tax                                  1        0.1%                 -       -
         Net Loss                                      (723)     (34.7)%              (730)  (50.3)%

NET SALES

         Net Sales increased by $631,655, or 43.5%, from $1,452,508 for the six months ended February 28, 2006 to $2,084,163 for the six months ended February 28, 2007. During the six month period ended February 28, 2007, we generated more revenue than in any six month period since our inception. This increase was directly related to sales from one of our newest products the Firefly LED(TM), and the newly introduced enhanced Firefly Infinity(TM) LED light system. Sales increases were aided by the previously implemented strategic branding/marketing campaign as well as a direct response mailing to our core dental market. This increase in sales in our illumination product lines has enabled the Company to diversify its revenue streams organically so as not to be dependent on exclusively magnification products. By now being better positioned to satisfy additional needs for each customer and potential customer, the average order size per customer did increase over the period due to the introduction of product bundling with price advantages. We maintained the position on our competitive pricing edge and therefore did not institute price increases to the customer during the six months ended February 28, 2007. Increased sales revenue was attributable to the increase in unit sales, not the effect of price increases.

COST OF GOODS SOLD

         Cost of goods sold decreased by $33,379, or 4.9%, from $675,206 for the six months ended February 28, 2006 to $641,827 for the six months ended February 28, 2007. As a percentage of sales, cost of goods sold decreased from 46.5% of sales in the six months ended February 28, 2006 to 30.8% of sales in the six months ended February 28, 2007. This decrease is due to the effects of changes in the mix of products being sold. During the six month period ended February 28, 2007 distributor sales represented 3.1% of total sales as compared to 17.2% during the six month period ended February 28, 2006 which also contributed to the overall decrease in the percentage of cost of goods.

GROSS PROFIT

         Gross profit increased by $665,034, or 85.6% from $777,302 for the six months ended February 28, 2006 to $1,442,336 for the six months ended February 28, 2007. The increase in gross profit was attributable to increased sales volume and the effects of the cost of goods on the current product mix. The gross profit was 69.2% of revenue for the six months ended February 28, 2007 compared to 53.5% of revenue for the six months ended February 28, 2006. Our growth in the sale of illumination products, which have higher margins than magnification products, was the major factor in this improvement in gross margins. Distributor sales also decreased from 17.2% of sales during the six months ended February 28, 2006 to 3.1% of sales for the six months ended February 28, 2007. The pricing of wholesale goods and retail goods directly effects gross margin.

OPERATING EXPENSES

     Operating expenses, which include shipping expenses, selling and marketing expenses, general and administrative expenses and product development increased by $867,766, or 66.4%, to $2,175,528 for the six months ended February 28, 2007 as compared to $1,307,762 for the six months ended February 28, 2006.

         Shipping expenses were $82,703 or 4.0% of net sales as of February 28, 2007 as compared to $62,792 or 4.3% of net sales for the six months ended February 28, 2006. This increase of $19,911 was directly attributable to the increase in sales volume as well as the price increases from our common carriers due to the increasing transportation costs. The Company plans to adjust shipping and handling prices charged to our customers to offset these escalating prices.

         Selling and marketing expenses were $1,136,789 as of February 28, 2007 an increase of $517,096 or 83.4% over the six months selling and marketing expenses of $619,693 at February 28, 2006. During the six months ended February 28, 2007 we aggressively positioned ourself through a strategic sales and marketing program to develop brand awareness, and enhance market share through a coordinated advertising and direct mail campaign. The expense associated with this program accounted for the majority of this increase in selling and marketing expenses.

         General and administrative expenses were $948,924 as of February 28, 2007 an increase of $346,127 or 57.4% over the six months general and administrative expenses of $602,797 at February 28, 2006. This increase is substantially attributable to the increase in operational staff salaries and benefits to support the companies growth in all areas of administration, customer service, and order processing. Legal, accounting, investor relations and SEC filing expenses attributed to this increase as well. This level of general and administrative expense is expected to continue in the future as it relates to expenses associated with operating a publicly held company and maintaining necessary staffing levels to support the growth of the Company.

         Product development costs decreased by $15,368 or 68.4% from $22,480 for the six months ended February 28, 2006 to $7,112 for the six months ended February 28, 2007. Product development costs are expected to increase in the future as the company is continuing to expend resources to enhance its existing product lines as well as developing new products.

LOSS FROM OPERATIONS

         As a result of the aforementioned, loss from operations was $733,192 for the six months ended February 28, 2007 as compared to $530,460 for the six months ended February 28, 2006.

INTEREST EXPENSE

         We did not incur any interest expense during the six months ended February 28, 2007 as compared to $74,389 incurred during the six months ended February 28, 2006, which was primarily related to the issuance of 12% secured convertible notes. These notes were paid in full as of August 31, 2006. Interest expense was incurred relating to our bank line of credit during the six months ended February 28, 2006 in the amount of $2,065.

INTEREST INCOME

         Interest income for the six months ended February 28, 2007 of $10,686 was earned through cash investments in variable money market funds as compared to $983 for the period ending February 28, 2006.

AMORTIZATION AND DEPRECIATION

         Amortization for the six months ended February 28, 2007 amounted to $187 related to our cost of obtaining patent protection as compared to $126,401 for the six months ended February 28, 2006 which was related to the amortization of deferred financing costs associated with the issuance of secured convertible notes in September 2005. Depreciation expense was $11,562 and $431 respectively for the six months ended February 28, 2007 and 2006. Amortization and depreciation expense are included in general and administrative expenses for the six months ended February 28, 2007 and 2006, respectively.

INCOME TAXES

         For the six months ended February 28, 2007 we recorded a current income tax provision of $800.

NET LOSS

         As a result of the foregoing, we had a net loss of $723,306 for the six months ended February 28, 2007 compared to $730,267 for the six months ended February 28, 2006.


RESULTS OF OPERATIONS
THREE MONTHS ENDED FEBRUARY 28, 2007 COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 2006

NET SALES

         Net Sales increased by $246,110, or 37.1%, from $663,642 for the three months ended February 28, 2006 to $909,752 for the three months ended February 28, 2007. This increase was directly related to sales from one of our newest products the original Firefly LED(TM), and the newly introduced enhanced Infinity Firefly light system. Sales increases were aided by the previously implemented strategic branding/marketing campaign as well as a direct response mailing to our core dental market.

COST OF GOODS SOLD

         Cost of goods sold decreased by $32,650, or 9.4%, from $345,703 for the three months ended February 28, 2006 to $313,053 for the three months ended February 28, 2007. As a percentage of sales, cost of goods sold decreased from 52.1% of sales in the three months ended February 28, 2006 to 34.4% of sales in the three months ended February 28, 2007. This decrease is due to the effects of changes in the mix of products being sold. During the three month period ended February 28, 2007 distributor sales represented 3% of total sales as compared to 6% during the three month period ended February 28, 2006 which also attributed to the overall decrease in the percentage of cost of goods.

GROSS PROFIT

         Gross profit increased by $278,760, or 87.7% from $317,939 for the three months ended February 28, 2006 to $596,699 for the three months ended February 28, 2007. The increase in gross profit was directly attributable to increased sales volume and the effects of the cost of goods on the current product mix. The gross profit was 65.6% of revenue for the three months ended February 28, 2007 compared to 47.9% of revenue for the three months ended February 28, 2006. Our growth in the sale of illumination products, which have higher margins than magnification products, was the major factor in this improvement in gross margins. Distributor sales also decreased from 6% of sales during the three months ended February 28, 2006 to 3% of sales for the three months ended February 28, 2007. The pricing of wholesale goods and retail goods directly effects gross margin.

OPERATING EXPENSES

         Operating expenses, which include shipping expenses, selling and marketing expenses, general and administrative expenses and product development increased by $249,335, or 33.4%, to $996,902 for the three months ended February 28, 2007 as compared to $747,467 for the three months ended February 28, 2006.

         Shipping expenses were $43,416 or 4.8% of net sales as of February 28, 2007 as compared to $30,927 or 4.7% of net sales for the three months ended February 28, 2006. This increase of $12,489 was attributable to the increase in sales volume as well as the price increases we incurred from our common carriers due to the increasing transportation costs.

         Selling and marketing expenses were $442,226 as of February 28, 2007 an increase of $60,309 or 15.8% over the three months selling and marketing expenses of $381,917 at February 28, 2006. This increase was primarily attributable to direct response mailings to our core dental market introducing the new infinity light system.

         General and administrative expenses were $509,620 as of February 28, 2007 an increase of $197,377 or 63.2% over the three months general and administrative expenses of $312,243 at February 28, 2006. This increase is substantially attributable to the increase in operational staff salaries and benefits to support the companies growth in all areas of administration, customer service, and order processing. Legal, accounting, investor relations and SEC filing expenses attributed to this increase as well. This level of general and administrative expense is expected to continue in the future as it relates to expenses associated with operating a publicly held company and maintaining necessary staffing levels to support the growth of the Company.

         Product development costs decreased by $20,840 or 92.7% from $22,480 for the three months ended February 28, 2006 to $1,640 for the three months ended February 28, 2007. Product development costs are expected to increase in the future as the company is continuing to expend resources to enhance its existing product lines as well as developing new products.

LOSS FROM OPERATIONS

         As a result of the aforementioned, loss from operations was $400,203 for the three months ended February 28, 2007 as compared to $429,628 for the three months ended February 28, 2006.

INTEREST EXPENSE

         We did not incur any interest expense during the three months ended February 28, 2007 as compared to $43,288 incurred during the three months ended February 28, 2006, which was primarily related to the issuance of 12% secured convertible notes. These notes were paid in full as of August 31, 2006. Interest expense was incurred relating to our bank line of credit during the three months ended February 28, 2006 in the amount of $2,065.

INTEREST INCOME

         Interest income for the three months ended February 28, 2007 and February 28, 2006 of $2,665 and $152, respectively was earned through cash investments in variable money market funds.

AMORTIZATION AND DEPRECIATION

         Amortization for the three months ended February 28, 2007 amounted to $143 related to our cost of obtaining patent protection as compared to $126,401 for the three months ended February 28, 2006 which was related to the amortization of deferred financing costs associated with the issuance of secured convertible notes in September 2005. Depreciation expense was $6,164 and $323 respectively for the three months ended February 28, 2007 and 2006. Amortization and depreciation expense are included in general and administrative expenses for the three months ended February 28, 2007 and 2006, respectively.

INCOME TAXES

         For the three months ended February 28, 2007 we recorded a current income tax provision of $0.

NET LOSS

         As a result of the foregoing, we had a net loss of $397,538 for the three months ended February 28, 2007 compared to $599,165 for the three months ended February 28, 2006.

LIQUIDITY AND CAPITAL RESOURCES

         As of February 28, 2007, we maintained $277,617 in cash which primarily resulted from funds raised in the Company's previous private offerings of common and preferred stock. As of February 28, 2007, we had current assets in the amount of $965,588 and current liabilities in the amount of $678,114. As a result we had a working capital of $287,474, as compared to a working capital of $1,178,605 at August 31, 2006.

         Inventory as of February 28, 2007 was $453,961. This is an increase of $177,039 from inventory of $276,922 as of August 31, 2006. In response to the increase in sales when in the current six month period we generated more revenue than in any prior period, we have increased our inventory to satisfy increased demand. In addition, as we continue to add new products and additional accessories to our existing product line, we expect additional inventory may be required to meet the demand.

         We generated revenues of $2,084,163 and $1,452,508 for the six months ended February 28, 2007 and February 28, 2006 respectively, and recorded a net loss of $723,306 and $730,267, respectively, during these periods. In addition, during the six months ended February 28, 2007 and February 28, 2006 net cash used in operating activities was $795,830 and $507,205, respectively. Cash used in investing activities during the six months ended February 28, 2007 was $41,179 for the purchase of manufacturing equipment and costs associated with the filing of a patent with the U.S. Patent and Trademark Office.

         To date, we have financed operations principally through internally generated funds, a bank line of credit, and equity capital. We believe that our available resources and cash flows will be sufficient to meet the Company's anticipated operating cash needs through at least July 31, 2007 based on the current level of operation. We estimate, however, that we will require substantial additional financing at various intervals for sales and marketing, and research and development programs, including significant requirements for operating expenses and for intellectual property protection and enforcement. We can provide no assurance that additional funding will be available on a timely basis on acceptable terms, or at all. Accordingly, we may not be able to secure the funding that is required to expand sales and marketing and research and development beyond their current levels or at levels that may be required in the future. If we cannot secure adequate financing, we may be required to delay, scale back or eliminate one or more of our sales and marketing initiatives or research and development programs, or enter into license or other arrangements with third parties to commercialize products or technologies that we would otherwise seek to develop and commercialize itself. In such an event, our business, prospects, financial condition, and results of operations could be adversely affected, as delays maybe required for expansion or product introductions, or entrance into royalty, sales or other agreements with third parties for the commercialization of products.

         In December 14, 2004, we entered into an agreement with Hallmark Capital Corp. ("HALLMARK") pursuant to which Hallmark provided financial advisory services to us through September 15, 2005 in exchange for a non-refundable advisory fee of $15,000 and specified fixed success fees. We entered into a second agreement, dated September 15,2005, with Hallmark pursuant to which Hallmark agreed to provide additional advisory services in exchange for consulting fees of $25,000 per quarter commencing on September 30, 2005, and five year warrants to acquire an aggregate of 476,257 shares of common stock at the price of $0.28346 per share. This agreement terminated on March 31, 2007.

         In December 2005, we entered into an agreement with Vineyard Bank for a revolving credit facility of up to $300,000 (the "CREDIT LINE"), expiring on April 15, 2007. The Credit Line bears interest at 1.25% above the bank prime rate and is collateralized by a security interest in all of our assets. In addition, all obligations to the bank are personally guaranteed by Suzanne Lewsadder and Jeffrey Lewsadder, both officers and directors of the Company. On February 28,

2007, there was no outstanding indebtedness under the Credit Line. We are in the process of extending the credit line for an additional term.

         We lease space under a non-cancellable lease that expires in October 2007. The remaining lease obligation based on minimum monthly rents is as follows:

             FISCAL YEARS ENDED
             ------------------

                      2007                  $  24,234
                      2008                      8,078
                                            ---------
                                            $  32,312
                                            =========

         Rent expense for the six months ended February 28, 2007 and 2006 was $24,034, and $15,142, respectively.

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

ITEM 3.  CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, and to allow timely decisions regarding whether or not disclosure is required. We are taking steps to remedy this deficiency through a combination of increased documentation, increasing the accounting staff and implementation of internal procedures deemed necessary. These deficiencies have been reported to our Board of Directors and we intend to improve and strengthen our controls and procedures.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On January 10, 2007, an action was commenced in the United States District Court Central District of California by Martin Hogan Pty, Ltd. ("Hogan") which is currently against the Company and Suzanne Lewsadder, the Company's Chief Executive Officer. Plaintiff, a former supplier of frames for the Company's optical loupes, alleges that Company is infringing Plaintiff's alleged copyright and trade dress in its frames and is seeking damages including statutory damages and treble damages, attorneys fees as well as preliminary and permanent injunctive relief. Based on the allegations in the complaint and the Company's understanding of relevant facts and circumstances, it believes that the claims made by Hogan in this lawsuit are without merit and intends to vigorously defend against them.

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

         On January 25, 2007, holders of approximately 77.6% of the Company's outstanding common stock and Series A Preferred Stock acting by written consent in lieu of holding a meeting passed the following resolutions:

         (1) adoption of the Company's 2007 Stock Option Plan;

         (2) adoption of the Company's Independent and Non-Employee Director Stock Option Plan;

         (3) the election of Suzanne Lewsadder, Jeffrey Lewsadder, Sharon Biddle, Shemiran Hart and David Frankel to serve until the next Annual Meeting of Stockholders and the due election and qualification of their respective successors; and

         (4) the ratification of the appointment of Miller, Ellin & Co., LLP as the Company's independent auditor with respect to the Company's financial statements as of August 31, 2007 and the year then ended.

         For a more detailed description of the resolutions passed, please see our Definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on March 13, 2007.

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



                                                 SHEERVISION, INC.
                                                 Registrant
Dated: April 13, 2007

                                                 /s/ Suzanne Lewsadder
                                                 -------------------------------
                                                 Suzanne Lewsadder,
                                                 Chief Executive Officer