Form 10QSB
period 2007-05-31
SHEERVISION, INC.
filed 2007-07-13
CIK 1096187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For quarterly period ended MAY 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from ______________ to _______________

Commission File Number: 000-27629

SHEERVISION INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE	23-2426437
(State of incorporation)	(I.R.S. Employer Identification No.)

4030 PALO VERDES DRIVE N., SUITE 104, ROLLING HILLS, CA 90274
(Address of principal executive offices)

(310) 265-8918
(Issuer's telephone number)

_______________________________________________
(Former name, former address and former fiscal year,
if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of July 11, 2007: 12,694,836 shares outstanding of the Company's common stock, par value, $.001.

Transitional Small Business Disclosure Format (check one):

Yes ☐     No ☒

-ii-

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SHEERVISION, INC.
CONDENSED BALANCE SHEETS

	May 31,	August 31,
	2007	2006
	(Unaudited)	(derived from audited financial statements)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$199,535	$1,114,626
Accounts receivable, net	126,947	73,864
Inventory	387,038	276,922
Prepaid expenses and other current assets	58,024	76,429
Total Current Assets	771,544	1,541,841

PROPERTY AND EQUIPMENT, net	124,769	101,345

INTANGIBLE ASSETS, net	8,232	-
	$904,545	$1,643,186

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$378,542	$204,153
Accrued expenses and other current liabilities	107,276	103,725
Accrued dividends preferred series A	262,953	55,358
Total Current Liabilities	748,771	363,236

Preferred Stock, Series A, 9% cumulative convertible; $.001 par value, $10 per share, Authorized 350,000 issued and outstanding 307,546 shares	308	308
Common Stock: par value $.001;
Authorized 90,000,000 shares - issued and outstanding 12,278,169	12,278	12,278
Additional paid in capital	4,857,429	4,857,429
Accumulated deficit	(4,714,241)	(3,590,065)
Total Stockholders' Equity	155,774	1,279,950
	$904,545	$1,643,186

See accompanying notes to condensed financial statements

SHEERVISION, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	NINE MONTHS ENDED		THREE MONTHS ENDED
	MAY 31		MAY 31
	2007	2006	2007	2006

NET SALES	$3,200,074	$2,343,019	$1,115,911	$880,144

COST OF GOODS SOLD	998,621	938,836	356,769	263,630
GROSS PROFIT	2,201,453	1,404,183	759,142	616,514

OPERATING EXPENSES:
Shipping	124,962	92,351	42,259	33,934
Selling and marketing	1,597,417	1,032,100	460,628	412,407
General and administrative	1,392,941	1,002,027	444,017	378,786
Product development	12,839	28,945	5,727	6,465
Total operating expenses	3,128,159	2,155,423	952,631	831,592

LOSS FROM OPERATIONS	(926,706)	(751,240)	(193,489)	(215,078)

OTHER INCOME (EXPENSE)
Interest expense	-	(180,157)	-	(107,917)
Interest income	11,725	10,750	1,038	9,773
Registration penalty on preferred stock issuance	-	(205,031)	-	(205,031)
Amortization of deferred financing costs	-	(332,243)	-	(114,488)
Total other income (expense)	11,725	(706,681)	1,038	(417,663)
LOSS BEFORE INCOME TAXES	(914,981)	(1,457,921)	(192,451)	(632,741)

PROVISION FOR INCOME TAXES-CURRENT	1,600	3,340	800	3,340
NET LOSS	(916,581)	(1,461,261)	(193,251)	(636,081)

ACCRUED PREFERRED STOCK DIVIDENDS	(207,595)	-	(69,197)	-
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(1,124,176)	$(1,461,261)	$(262,448)	$(636,081)

BASIC AND DILUTED LOSS PER SHARE APPLICABLE TO COMMON SHAREHOLDERS:
Basic and Diluted	$(0.09)	$(0.14)	$(0.02)	$(0.06)

Weighted average number of shares outstanding	12,278,169	10,264,594	12,278,169	10,740,325

See accompanying notes to condensed financial statements

SHEERVISION, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDING
	MAY 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(916,581)	$(1,461,261)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	18,776	754
Amortization	329	332,243
Donated services	-	41,277
Accrued registration penalty-preferred stock	-	205,031
Changes in assets and liabilities:
Accounts receivable	(53,083)	(97,822)
Inventory	(110,116)	35,578
Prepaid expenses	18,405	(21,584)
Accounts payable	174,390	(92,626)
Interest payable	-	116,609
Other current liabilities	3,552	(15,896)

NET CASH USED IN OPERATING ACTIVITIES	(864,328)	(957,697)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(42,201)	(9,532)
Investment in intangibles	(8,562)	-
Purchase of stock - CWTI	-	(625,000)
NET CASH USED IN INVESTING ACTIVITIES	(50,763)	(634,532)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of debt	-	4,700,000
Offering costs	-	(575,950)
Deferred financing costs	-	(237,423)
Loans to shareholders	-	(82,784)

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	3,803,843

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(915,091)	2,211,614

CASH AND CASH EQUIVALENTS - beginning	1,114,626	7,212

CASH AND CASH EQUIVALENTS - ending	$199,535	$2,218,826

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
Cash paid during the period for:
Interest	$-	$17,852

Income taxes	$800	$-

SUPPLEMENTAL DISCLOSURES OF NON - CASH INVESTING
AND FINANCING ACTIVITIES:

Accrued preferred stock dividends	$207,595	$-

Adjustments related to reverse merger into public shell	$-	$1,090,876

See accompanying notes to condensed financial statements

SHEERVISION, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Preferred stock		Common stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity

BALANCES, August 31, 2006	307,546	$308	12,278,169	$12,278	$4,857,429	$(3,590,065)	$1,279,950

Dividend Accrued on Preferred Stock						(207,595)	(207,595)

Net Loss						(916,581)	(916,581)

BALANCES, May 31, 2007	307,546	$308	12,278,169	$12,278	$4,857,429	$(4,714,241)	$155,774

See accompanying notes to condensed financial statements

SHEERVISION, INC
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
May 31, 2007

NOTE 1 - DESCRIPTION OF BUSINESS

The Company designs and sells high quality, value-priced surgical loupes, light systems and related optical products for the dental, medical and veterinary markets. Through its exclusive arrangement with manufacturers based in Asia, it can provide top quality surgical loupes and light systems directly to end-users at substantially lower prices than similar competitors’ products. Effective June 19, 2006 the Company formally changed it name from Clean Water Technologies, Inc. (CWTI) to SheerVison, Inc.

NOTE 2 - INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out method) or market, and consist of the following:

	May 31,	August 31,
	2007	2006

Finished goods	$376,604	$196,026
Raw Materials	10,434	80,896

Total	$387,038	$276,922

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation and amortization, and consist of the following:

	Estimated	May 31,	August 31,
	Useful lives	2007	2006

Manufacturing equipment	7 years	$93,765	$57,923
Office and computer equipment	5 years	46,507	40,148
Leasehold improvement	15 years	7,179	7,179
		147,451	105,250
Less: Accumulated Depreciation & Amortization		22,682	3,905
Property and Equipment, net		$124,769	$101,345

Depreciation and amortization expense for the nine and three month periods ended May 31, 2007 amounted to $18,776 and $7,214, respectively as compared with the nine and three month periods ended May 31, 2006, which amounted to $754 and $323 respectively.

NOTE 4 - INTANGIBLE ASSETS

During the nine month period ended May 31, 2007, the Company filed for patent protection with the United States Patent and Trademark Office for certain developed technologies. The Company has received notification of patent pending status. The cost incurred by the Company was $8,562 and is being amortized on a straight-line basis over a period of 15 years and is stated net of accumulated amortization of $329. Amortization expense charged to operations for the nine and three months ended May 31, 2007 was $329 and $142 respectively.

SHEERVISION, INC
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
May 31, 2007

NOTE 5 - LINE OF CREDIT

In December 2005, the Company entered into an agreement with a bank for a revolving credit facility of up to $300,000. The credit line expired on April 15, 2007. The credit line bore interest at 1.25% above the bank's prime rate and was collateralized by a security interest in all of the assets of the Company. In addition, all obligations to the bank were personally guaranteed by Suzanne Lewsadder and Jeffrey Lewsadder, both officers and directors of the Company. There were no outstanding borrowings under the credit line as of May 31, 2007. Interest expense for the nine and three months ended May 31, 2007 under the credit line amounted to $0.

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

The following table sets forth the computation of basic and diluted loss per common share:

	Nine Months Ended		Three Months Ended
	May 31,		May 31,
	2007	2006	2007	2006

Numerator:
Net loss	$(916,581)	$(1,461,261)	$(193,251)	$(636,081)
Series A preferred stock dividends	(207,595)	-	(69,197)	-
Net loss attributable to common
stockholders - basic and diluted	$(1,124,176)	$(1,461,261)	$(262,448)	$(636,081)
Denominator:
Basic - weighted average common shares	12,278,169	10,264,594	12,278,169	10,740,325
Warrants	-	-	-	-
Convertible preferred stock	-	-	-	-
Diluted-weighted average common shares	12,278,169	10,264,594	12,278,169	10,740,325
Basic and diluted loss per common share	$(0.09)	$(0.14)	$(0.02)	$(0.06)

Warrants, and convertible preferred stock, in accordance with the following table, were excluded from the computation of diluted loss per share for the nine and three months ended May 31, 2007 and 2006, respectively, because the effect of their inclusion would be antidilutive.

	Nine months ended		Three months ended
	May 31,		May 31,
	2007	2006	2007	2006

Warrants to purchase common stock	1,488,989	1,488,989	1,488,989	977,279
Convertible preferred stock	3,417,190	-	3,417,190	-
	4,906,179	977,279	4,906,179	977,279

SHEERVISION, INC
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
May 31, 2007

NOTE 7 - INCOME TAXES

During the nine months ended May 31, 2007 and 2006, the Company recorded a provision for state income taxes of $1,600 and $800, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial reporting purposes, the Company has incurred substantial losses which have caused management to doubt, based on the available objective evidence whether it was more likely than not that the net deferred tax assets would be fully realizable. Accordingly, the Company has provided for a full valuation allowance against its net deferred tax asset. The Company's deferred tax asset at May 31, 2007 is comprised of the following components:

Net operating losses carry forwards	$868,502
Less: Valuation allowance	(868,502)
Net deferred tax asset	$-0-

At August 31, 2006 the Company has net operating loss carry forwards for federal tax purposes of approximately $2,400,000 which expire in years 2024 through 2027.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases space under a non-cancellable lease that expires in October 2007.

Rent expense for the nine and three months ended May 31, 2007 amounted to $36,151 and $12,117, respectively.

LITIGATION

On January 10, 2007, a complaint was filed in the United States District Court Central District of California by Martin Hogan Pty, Ltd. which is currently brought against the Company and our Chief Executive Officer. Plaintiff, a former supplier of frames of the Company, alleges copyright and trade dress infringement in its frames and is seeking damages as well as permanent injunctive relief. On June 19, 2007, the Court issued an order which, among other things, denied plaintiff’s motion for a preliminary injunction, dismissed the plaintiff’s state law claims and denied the Company’s motion to stay the proceedings. The Company intends to continue vigorously defending itself in this action and based on its understanding of the relevant facts and circumstances and the denial of the plaintiff’s preliminary injunction, the Company believes that it has meritorious defenses.

SHEERVISION, INC
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
May 31, 2007

NOTE 8 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

On June 26, 2007, General Scientific Corporation initiated a "Section 337" complaint against the Company with the International Trade Commission ("ITC") alleging the unlawful importation and sale in the United States of certain magnifying loupe products which allegedly infringe certain of the complainant's patents. The complainant seeks a permanent exclusion order prohibiting entry into the United States of the purportedly infringing products together with a cease and desist order prohibiting the Company from selling the purportedly infringing products in the United States. Based on the allegations in the complaint and the Company’s understanding of relevant facts and circumstances, the Company views the claims as completely frivolous and without merit and intends to vigorously defend this action if the ITC chooses to act upon complainant's baseless claims.

There is no other litigation pending or to the Company's knowledge, threatened litigation or administrative action (including litigation or action involving the Company's officer, directors or other key personnel) which in the Company's opinion has or is expected to have, a material adverse effect upon its financial condition or operations.

NOTE 9 - STOCKHOLDERS EQUITY

PREFERRED STOCK

The Company has authorized 350,000 shares of series A preferred stock, par value $0.001 ("Series A Preferred Stock"). As of May 31, 2007, the Company had 307,546 shares of Series A Preferred Stock issued and outstanding. The Company previously issued 9% convertible preferred notes in the aggregate amount of $3,075,469 which converted at $10.00 per share into 307,546 shares of Series A Preferred Stock in June, 2006. Dividends accrue at the rate of 9% per annum and are payable every June 30 and December 31. To the extent not paid, accrued dividends shall be accumulated until paid.

At the option of the holder, preferred stock may be converted into common stock at any time at a conversion price of $0.90 per share. As of May 31, 2007 cumulative preferred dividends are $262,953 and are reflected on the balance sheet.

COMMON STOCK

The Company has authorized 90,000,000 shares of common stock par value $0.001. As of May 31, 2007, the Company had 12,278,169 shares of common stock issued and outstanding.

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

SHEERVISION, INC
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
May 31, 2007

NOTE 9 - STOCKHOLDERS EQUITY (CONTINUED)

On May 8, 2006, the Company issued 1,366,874 shares of common stock in connection with its 9% private placement offering and 773,917 shares of common stock in connection with the conversion of the 12% convertible notes.

On August 17, 2006, the Company issued 11,430 shares of common stock upon the election to exercise warrants by a certain investor in connection with the Company's 12% convertible notes. A warrant to purchase 1,200 shares of common stock, originally issued on September 13, 2005 (and through the actions of the reverse stock split and exchange agreement converted to a warrant to purchase 11,430 shares of common stock) was exercised for a total of $3,240 or $0.28346 per share.

On August 31, 2006, two holders of the remaining 12% convertible notes elected to convert 22.5% principal of $28,125 into 99,220 shares of common stock at a purchase price of $0.28346 per share.

NOTE 10 - WARRANTS

Transactions involving the Company's warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at August 31, 2006	1,488,989	$0.53
Granted	—
Exercised	—
Canceled or expired	—
Outstanding at May 31, 2007	1,488,989	$0.53

NOTE 11 - EQUITY BASED COMPENSATION PLANS

Effective January 25, 2007, the Company adopted the SheerVision Inc. 2007 Stock Option Plan (the "Plan"). Awards granted under the Plan may include incentive stock options, which are qualified under Section 422 of the Internal Revenue Code and stock options other than incentive stock options, which are not qualified under Section 422 of the Code and stock purchase rights. Awards may be granted to employees and directors of the Company or its subsidiaries and individuals, including consultants, performing services to the Company. The maximum number of shares reserved for the Plan is 3,000,000 shares. This Plan is administered by the Board of Directors (the "Board") or a committee appointed by the Board. The Plan administrator determines the terms of each option granted including (1) the purchase price of shares subject to options, (2) the dates on which options become exercisable and (3) the expiration date of each option (which may not exceed ten years from the date of grant). The minimum per share exercise price for options granted under the Plan for incentive stock options is the fair market value at the grant date or if the optionee is more than a 10% holder, 110% of the fair market value at the grant date, of one share of the Common Stock on the date the option is granted.

SHEERVISION, INC
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
May 31, 2007

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

The Company will charge the grant date fair value of options granted to expenses as they become vested. The fair value of stock options will be determined using an appropriate option-pricing model and based on observable market prices. Modifications such as lowering the exercise prices or extending the expiration dates are treated as new grants and could result in material changes to the Company's non-cash expenses. As of May 31, 2007, no options under the Plan or Directors Plan have been granted.

NOTE 12 - RELATED PARTY TRANSACTIONS

For the nine and three months ended May 31, 2007 consulting service fees in the amount of $6,500 and $0 respectively were paid to an individual that is a relative of a major shareholder and officer of the Company. This individual provides consulting services in connection with online marketing strategies and planning. The consulting agreement is for a total of $25,000 plus out-of-pocket expenses.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-QSB AND THE DOCUMENTS INCORPORATED HEREIN CONTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS, OR INDUSTRY RESULTS, TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. WHEN USED IN THIS QUARTERLY REPORT, STATEMENTS THAT ARE NOT STATEMENTS OF CURRENT OR HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, THE WORDS "PLAN", "INTEND", "MAY", "WILL", "EXPECT", "BELIEVE", "COULD", "ANTICIPATE", "ESTIMATE", OR "CONTINUE" OR SIMILAR EXPRESSIONS OR OTHER VARIATIONS OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. THE FOLLOWING INFORMATION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE IN THIS FORM 10-QSB.

UNLESS THE CONTEXT INDICATES OTHERWISE, ANY REFERENCE TO "SHEERVISION",THE "COMPANY", "WE", "US", "OUR" OR THE "REGISTRANT" REFERS TO SHEERVISION, INC. AND ITS SUBSIDIARIES AS OF MAY 31, 2007.

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

On March 27, 2006, we entered into a Share Exchange and Reorganization Agreement with SheerVision-CA and Suzanne Lewsadder and Jeffrey Lewsadder, our Chief Executive Officer and President, respectively, and the beneficial holders of all of the outstanding capital stock of SheerVision-CA, which sets forth the terms and conditions of the business combination of the Company in which all shareholders of SheerVision-CA exchanged all of the outstanding and issued capital stock of SheerVision-CA for an aggregate of 9,525,137 shares of our common stock, representing 95% of the outstanding common stock immediately after giving effect to such transaction. As a result of this transaction, SheerVision-CA became our wholly-owned subsidiary effective April 13, 2006, and the shareholders of SheerVision-CA became our controlling stockholders. For financial reporting purposes, this transaction has been treated as a reverse-merger, where SheerVision-CA is the acquirer. Because this transaction is treated as a purchase of SheerVision,Inc., a Delaware corporation, the historical financial statements of SheerVision-CA became our historical financial statements after the transaction.

GROWTH STRATEGY

Our objective is to become the leading manufacturer and global marketer of high quality, value-priced surgical loupes, light systems and related products and services for the dental, medical, and veterinary markets. In order to achieve this objective, we have developed and continue to pursue the following strategies:

EXPAND MARKET SHARE IN INTERNATIONAL MARKETS. We have recently experienced significant acceptance of our branded products in the international market, signing an exclusive agreement with a leading Japanese distributor. We have developed a program to rapidly sign and support international distributors who will sell SheerVision branded products, using a turnkey approach referred to as, the International Distributor Program ("IDP"). The IDP provides sales, marketing, and training tools to enable SheerVision to expand our distributor base worldwide. We believe that our value-priced products align well with the needs of many international markets that are not directly or indirectly serviced by us. This expectation is driven by the overwhelming number of inquiries that were generated at the International Dental Show in April, 2007 in Cologne, Germany, where we participated as an exhibitor. The International Dental Show provided a forum to both solicit new distributors as well as introduce new products to existing distributors. We continue to engage new distribution partners and our outreach is significant as these authorized dealers begin selling SheerVision products into their markets.

LAUNCH AN AGGRESSIVE INITIATIVE TO CAPTURE DOMESTIC DISTRIBUTORS. The introduction of our portable LED illumination systems has provided an opportunity to pursue distributors within the United States. Both the original FireFly LED™ and the new FireFly Infinity™ can be mounted on any of our competitors’ loupes currently sold in the US dental market. This flexible mounting ability opens up a potentially lucrative domestic market. We are positioning this product both direct to the consumer as well as with distributor networks which will expedite the introduction of these light systems in the US market. Identifying and initiating domestic distributor relationships will be a major focus during the remainder of 2007.

DRAMATICALLY HEIGHTEN BRAND AWARENESS THROUGH A HIGHLY VISIBLE ONLINE PRESENCE. Since launching our newly redesigned website in August 2006, we have increased online sales volume in the nine months ending May 31, 2007 by approximately 15 times over our volume during the same period in 2006. We anticipate that online revenues will become a significant portion of overall sales as marketing and technical initiatives are implemented in order to increase site visitor traffic and to encourage online purchases.

CONTINUE TO BE A STRONG PRESENCE IN INDUSTRY TRADESHOWS. Since the introduction of our new light products at tradeshows, sales for the new FireFly Infinity™ light comprise over more than half of the products sold by us. These strong sales continue to validate our research and development efforts which focus on introducing new and innovative, market driven products. The market acceptance of our new FireFly FlipFilter™, for which we have a patent pending, has exceeded our expectations. The FlipFilter, which launched last month, has already become a popular add-on sale item with each FireFly light system now being sold. We plan to focus additional resources on the remaining major national shows through 2007 to meet consumer demand and plan to continue this strategy throughout 2008.

CONTINUE TO FORTIFY OUR DEDICATED SALES FORCE. As the only loupe company in the dental industry with a dental hygiene division sales team, we have become recognized as the leading provider of surgical loupes in this market niche. This sales force along with our general sales force has helped us make significant inroads into all areas of the dental, surgical and veterinary markets.

EXPANDING NEW PRODUCT OFFERINGS TO BECOME A FULL-SERVICE OPTICAL AND ILLUMINATION COMPANY. With the introduction of our new "through the lens" (TTL) loupe system, we can now offer this state of the art TTL technology in addition to our current award winning flip up design. Our new proprietary SureFit TTL Loupes™ alignment system also allows customers to order our TTLs through our online store, providing a significant competitive edge. We were also successful with the launch of the new FireFly Infinity™ light system. This new LED based headlight system provides us with a significant technological innovation that places us one step ahead of our competitors. The system provides a light beam with almost twice the intensity as our original FireFly LED™ and compares very favorably against tethered fiber optic lighting systems. We continue to invest in the development of new product designs in order to create industry leadership.

During this fiscal year we introduced many new products including a new fashionable sports frame in eight vibrant colors, the SureFit TTL™ loupes, the Firefly light systems, and designer cases. The introduction of these new products has contributed to our continued year on year increase in sales. With the continued success of these products and the addition of new products currently in our pipeline, management is encouraged with our progress and goals of reaching profitability.

We continue to grow our sales volume by developing new product offerings and by rapidly expanding our distribution network domestically, internationally, and online. Through the development of the SureFit TTL Loupes™, the FireFly Infinity™ LED, the FireFly FlipFilter™, and others, we have broadened our appeal to our core market segments of dental, surgical and veterinary. The eCommerce powered webstore has provided us with a a cost-effective platform to sell products and to communicate with customers. With the launch of our International Distributor Program (IDP) we have already increased our reach by successfully expanding our international distribution network in several new countries. International distributors provide us with distribution channels that will grow rapidly in a highly cost-effective manner. International distributors are being attracted to us and we are in a position to offer a wide assortment of innovative products, which can be resold at strong margins while still offering the end-user a highly competitive price. We plan on continuing these growth-oriented efforts as we continue to build our sales and product offerings.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates and assumptions relate to estimates of collectibility of accounts receivable, the realizability of deferred tax assets and the adequacy of inventory reserves. Management bases its estimates and assumptions on historical experience and on various other assumptions that it believes are reasonable under the circumstances. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

We consider highly liquid investments with an original maturity of three months or less to be cash equivalents.

REVENUE RECOGNITION

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

COST OF GOODS SOLD

Cost of goods sold consists of costs of raw materials and finished goods purchased from several manufacturers. Factors affecting our cost of goods sold, include, but are not limited to, currency fluctuations as it relates to our foreign manufacturers and inflationary price increases.

ACCOUNTS RECEIVABLE

Accounts receivable are reported net of any write-off for uncollectible accounts. Accounts are written off when significantly past due after exhaustive efforts at collection.

INVENTORY

Inventory is stated at the lower of cost (first-in, first-out method) or market and consists of raw materials and finished goods. Materials associated with the manufacturing of our product lines are readily available within the US and international markets with relatively short ordering cycles and therefore inventory on hand normally represents a two to three month selling cycle. Inventory valuations depend on quantities on hand, sales history and expected near term sales prospects. No inventory valuations were warranted as of May 31, 2007 and August 31, 2006.

INCOME TAXES

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

LONG LIVED ASSETS

Our management evaluates the recoverability of our long-lived assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Any impairment of value will be recognized as an expense in the statement of operations.

CONCENTRATION OF CREDIT RISK

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement of Financial Standards No.123 (revised 2004), SHARE-BASED PAYMENT ("SFAS No. 123 (R)"), which is a revision of SFAS No. 123. SFAS No. 123 (R) supersedes APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and amends FASB Statement No. 95, STATEMENT OF CASHFLOWS. Generally, the approach to accounting for share-based payments in SFAS No.123(R) is similar to the approach described in SFAS No.123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure of the fair value of share-based payments is no longer an alternative to financial statement recognition. SFAS No. 123(R) is effective for small public business issuers at the beginning of the first fiscal year beginning after December 15, 2005 and therefore effective for the year ending August 31, 2007 for the Company. We expect the adoption of SFAS No. 123(R) to have a material effect on the financial statements in the form of additional compensation expense, on a quarterly and annual basis. It is not possible to precisely determine the expense impact of adoption since a portion of the ultimate expense that is recorded will likely relate to awards that have not yet been granted.

Statement of Financial Accounting Standards No. 154, ACCOUNTING CHANGES AND ERROR CORRECTIONS, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154) was issued in May 2005 and becomes effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect that SFAS 154 will have any significant effect on future financial statements.

Statement of Financial Accounting Standards No. 155, ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS - AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140, was issued in February 2006 and is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Certain parts of this Statement may be applied prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of this Statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. We do not expect that SFAS 155 will have any significant effect on future financial statements.

Statement of Financial Accounting Standards No. 156, ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS-AN AMENDMENT OF FASB STATEMENT NO. 140, pertains to the servicing of financial assets and was issued in March 2006 and should be adopted as of the beginning of its first fiscal year that begins after September 5, 2006. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. We do not expect that SFAS 156 will have any significant effect on future financial statements.

Statement of Financial Accounting Standards No. 157, FAIR VALUE MEASUREMENTS. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after February 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. We do not expect that this pronouncement will have any significant effect on future financial statements.

Statement of Financial Accounting Standards No. 158, EMPLOYERS’ ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS—AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, 106, AND 132(R). This Statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. We do not expect that SFAS 158 will have any significant effect on future financial statements.

Statement of Financial Accounting Standards No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES - INCLUDING AN AMENDMENT TO FASB STATEMENT NO. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, FAIR VALUE MEASUREMENTS. We do not expect that SFAS 159 will have any significant effect on future financial statements.

  The FASB issued Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES - AN INTERPRETATION OF FASB STATEMENT NO. 109 (FIN 48) in June 2006. This Interpretation primarily relates to tax positions taken or expected to be taken in a tax return and clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. Under this Interpretation the effects of a tax position would be recognized or derecognized depending on what outcome is more likely than not to occur with respect to the position. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. It requires that all tax positions be evaluated using the more-likely-than-not recognition threshold, and that the enterprise should presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information for recognition, derecognition, and measurement using consistent criteria. Disclosures are required about the effect of unrecognized tax benefits related to tax positions as well as information about the nature of the uncertainties related to tax positions where it is reasonably possible that changes in the tax provision will occur in the next 12 months of this Interpretation will provide more information about the uncertainty in income tax assets and liabilities. This Interpretation is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of this Interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. We have not yet determined what effect, if any, FIN 48 will have on future financial statements.

In March 2005, FASB Interpretation No. 47, ACCOUNTING FOR CONDITIONAL ASSET RETIREMENT OBLIGATIONS-AN INTERPRETATION OF FASB STATEMENT NO. 143 (FIN 47). FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year enterprises). Retrospective application for interim financial information is permitted but is not required. Early adoption of this Interpretation is encouraged. We do not expect that FIN 47 will have any significant effect on future financial statements.

On June 29, 2005, the FASB ratified the consensus reached for Emerging Issues Task Force (EITF) Issue No. 05-5, ACCOUNTING FOR EARLY RETIREMENT OR POST EMPLOYMENT PROGRAMS WITH SPECIFIC FEATURES (SUCH AS TERMS SPECIFIED IN ALTERSTEILZEIT EARLY RETIREMENT ARRANGEMENTS). The consensus in this Issue should be applied to fiscal years beginning after December 15, 2005, and reported as a change in accounting estimate effected by a change in accounting principle as described in paragraph 19 of FASB Statement 154. We do not expect that EITF 05-5 will have any significant effect on future financial statements.

On September 28, 2005, the FASB ratified the consensus reached for EITF Issue No.05-7, ACCOUNTING FOR MODIFICATIONS TO CONVERSION OPTIONS EMBEDDED IN DEBT INSTRUMENTS AND RELATED ISSUES. The provisions of this Issue should be applied to future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. We expect that the application of EITF 05-7 could have an effect on interest and debt valuations in future financial statements. It is not possible to determine the impact, if any, from the application since we do not presently have any convertible debt.

On September 28, 2005, the FASB ratified the consensus reached for EITF Issue No. 05-8, INCOME TAX CONSEQUENCES OF ISSUING CONVERTIBLE DEBT WITH A BENEFICIAL CONVERSION FEATURE. The provisions of this Issue should be applied beginning in the first interim or annual reporting period beginning after December 15, 2005. We expect that the application of EITF 05-8 could have an effect on the income tax expense reported in future financial statements. It is not possible to determine the impact, if any, from the application since we do not presently have any convertible debt.

RESULTS OF OPERATIONS
NINE MONTHS ENDED MAY 31, 2007 COMPARED TO THE NINE MONTHS ENDED MAY 31, 2006

The following table sets forth, for the periods indicated, financial information related to operations, as well as expressed as a percentage of our net sales:

	NINE MONTHS ENDED MAY 31,
	(in thousands)
	2007		2006

Net Sales	$3,200	100.0%	$2,343	100.0%
Cost of Goods Sold	999	31.2%	939	40.1%
Gross Profit	2,201	68.8%	1,404	59.9%
Operating Expenses
Shipping Expenses	125	4.0%	92	3.9%
Selling Expenses	1,597	49.9%	1,032	44.1%
General and Administrative Expenses	1,393	43.5%	1,002	42.8%
Product Development Expenses	13	0.4%	29	1.2%
Total Operating Expenses	3,128	97.8%	2,155	92.0%
Loss from Operations	(927)	(29.0)%	(751)	(32.1)%
Other Income/(Expense)	12.4%		(707)	(30.2)%
Provision for Income Tax	(2)	0.0%	(3)	(.1)%
Net Loss	$(917)	(28.6)%	$(1,461)	(62.4)%

NET SALES

Net Sales increased by $857,055, or 36.6%, from $2,343,019 for the nine months ended May 31, 2006 to $3,200,074 for the nine months ended May 31, 2007. During the nine month period ended May 31, 2007, we generated more revenue than in any nine month period since our inception. This increase was directly related to sales from one of our newest products, the Firefly LED™, and the newly introduced enhanced Firefly Infinity™ LED light system. Sales increases were aided by the previously implemented strategic branding/marketing campaign as well as a direct response mailing to our core dental market. Additional sales were generated by our International Distributor Program through new and existing dealers. The increase in sales in our illumination product lines has enabled us to diversify our revenue streams organically so as not to be dependent on exclusively magnification products. By now being better positioned to satisfy additional needs for each customer and potential customer, the average order size per customer did increase over the period due to the introduction of product bundling with price advantages. We maintained our position with our competitive pricing edge and therefore did not institute price increase to the customer during the first 7 months of the fiscal year. During the quarter ended May 31, 2007, due to our success in the market, we were able to increase our end-user pricing for several of our key magnification products. However, increased sales were primarily attributable to the increase in unit sales, and not the effect of the price increase during the most-recent quarter.

COST OF GOODS SOLD

Cost of goods sold increased by $59,785, or 6.4%, from $938,836 for the nine months ended May 31, 2006 to $998,621 for the nine months ended May 31, 2007. As a percentage of sales, cost of goods sold decreased from 40.1% of sales in the nine months ended May 31, 2006 to 31.2% of sales in the nine months ended May 31, 2007. This decrease is due to the effects of changes in the mix of products being sold. During the nine month period ended May 31, 2007 distributor sales represented 6.1% of total sales as compared to 13.3% during the nine month period ended May 31, 2006 which also contributed to the overall decrease in the percentage of cost of goods.

GROSS PROFIT

Gross profit increased by $797,270, or 56.8% from $1,404,183 for the nine months ended May 31, 2006 to $2,201,453 for the nine months ended May 31, 2007. The increase in gross profit was attributable to increased sales volume and the effects of the cost of goods on the current product mix. The gross profit was 68.8% of net sales for the nine months ended May 31, 2007 compared to 59.9% of net sales for the nine months ended May 31, 2006. Our growth in the sale of illumination products, which have higher margins than magnification products, was the major factor in this improvement in gross margins. Distributor sales also decreased from 13.3% of sales during the nine months ended May 31, 2006 to 6.1% of sales for the nine months ended May 31, 2007. The pricing of wholesale goods and retail goods directly effects the gross profit.

OPERATING EXPENSES

Operating expenses, which include shipping expenses, selling and marketing expenses, general and administrative expenses and product development increased by $972,736, or 45.1%, to $3,128,159 for the nine months ended May 31, 2007 as compared to $2,155,423 for the nine months ended May 31, 2006.

Shipping expenses were $124,962 or 4.0% of net sales as of May 31, 2007 as compared to $92,351 or 3.9% of net sales for the nine months ended May 31, 2006. This increase of $32,611 was directly attributable to the increase in sales volume.

Selling and marketing expenses were $1,597,417 as of May 31, 2007 an increase of $565,317 or 54.8% over the nine months selling and marketing expenses of $1,032,100 at May 31, 2006. During the nine months ended May 31, 2007 we aggressively positioned ourselves through a strategic sales and marketing program to develop brand awareness, and enhance market share through a coordinated advertising and direct mail campaign. The expense associated with this program accounted for the majority of this increase in selling and marketing expenses.

General and administrative expenses were $1,392,941 as of May 31, 2007 an increase of $390,914 or 39.0% over the nine months general and administrative expenses of $1,002,027 at May 31, 2006. This increase is substantially attributable to the increase in operational staff salaries and benefits to support our growth in all areas of administration, customer service, and order processing. Legal, accounting, investor relations and SEC filing expenses attributed to this increase as well. This level of general and administrative expense is expected to continue in the future as it relates to expenses associated with operating a publicly held company and maintaining necessary staffing levels to support our growth.

Product development costs decreased by $16,106 or 55.6% from $28,945 for the nine months ended May 31, 2006 to $12,839 for the nine months ended May 31, 2007. Product development costs are expected to increase in the future as we continue to expend resources to enhance our existing product lines as well as develop new products.

LOSS FROM OPERATIONS

As a result of the forementioned, loss from operations was $926,706 for the nine months ended May 31, 2007 as compared to $751,240 for the nine months ended May 31, 2006.

INTEREST EXPENSE

We did not incur any interest expense during the nine months ended May 31, 2007 as compared to $180,157 incurred during the nine months ended May 31, 2006, which was primarily related to the issuance of 12% secured convertible notes. These notes were paid in full as of August 31, 2006. Interest expense incurred under a bank line of credit during the nine months ended May 31, 2006 was $2,065.

INTEREST INCOME

Interest income for the nine months ended May 31, 2007 of $11,725 was earned through cash investments in variable money market funds compared to $10,750 for the period ended May 31, 2006.

REGISTRATION PENATIES

We had an obligation under the registration rights agreement with respect to our 9% convertible notes to pay penalties of $205,031 upon failing to meet the registration guidelines for the preferred stock issuance for the nine months ended May 31, 2006.

AMORTIZATION AND DEPRECIATION

Amortization for the nine months ended May 31, 2007 amounted to $329 related to our cost of obtaining patent protection as compared to $332,243 for the nine months ended May 31, 2006 which was related to the amortization of deferred financing costs associated with the issuance of secured convertible notes in September 2005. Depreciation expense was $18,776 and $754 respectively for the nine months ended May 31, 2007 and 2006. Amortization and depreciation expense are included in general and administrative expenses for the nine months ended May 31, 2007 and 2006, respectively. For the nine months ended May 31, 2006 amortization of deferred financing costs were shown as other expense.

INCOME TAXES

For the nine months ended May 31, 2007 we recorded a current income tax provision of $1,600.

NET LOSS

As a result of the foregoing, we had a net loss of $916,581 for the nine months ended May 31, 2007 compared to $1,461,261 for the nine months ended May 31, 2006.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MAY 31, 2007 COMPARED TO THE THREE MONTHS ENDED MAY 31, 2006

NET SALES

Net sales increased by $235,767, or 26.8%, from $880,144 for the three months ended May 31, 2006 to $1,115,911 for the three months ended May 31, 2007. This increase was directly related to sales from one of our newest products the original Firefly LED™, and the newly introduced enhanced Firefly Infinity™ light system. Sales increases were aided by the previously implemented strategic branding/marketing campaign as well as a direct response mailing to our core dental market.

COST OF GOODS SOLD

Cost of goods sold increased by $93,139, or 35.3%, from $263,630 for the three months ended May 31, 2006 to $356,769 for the three months ended May 31, 2007. As a percentage of sales, cost of goods sold increased from 30% of sales in the three months ended May 31, 2006 to 32% of sales in the three months ended May 31, 2007. This increase is due to the effects of changes in the mix of products being sold. During the three month period ended May 31, 2007, distributor sales represented 9.2% of total sales as compared to 6.9% during the three month period ended May 31, 2006 which also attributed to the overall increase in the percentage of cost of goods.

GROSS PROFIT

Gross profit increased by $142,628 or 23.1%, from $616,514 for the three months ended May 31, 2006 to $759,142 for the three months ended May 31, 2007. The increase in gross profit was directly attributable to increased sales volume and the effects of the cost of goods on the current product mix. The gross profit was 68% of net sales for the three months ended May 31, 2007 compared to 70% of net sales for the three months ended May 31, 2006. Distributor sales also increased from 6.9% of sales during the three months ended May 31, 2006 to 9.2% of sales for the three months ended May 31, 2007. The pricing of wholesale goods and retail goods directly effects the gross profit.

OPERATING EXPENSES

Operating expenses, which include shipping expenses, selling and marketing expenses, general and administrative expenses and product development increased by $121,039, or 14.6%, to $952,631 for the three months ended May 31, 2007 as compared to $831,592 for the three months ended May 31, 2006.

Shipping expenses were $42,259 or 3.8% of net sales for the three months ended May 31, 2007 as compared to $33,934 or 3.9% of net sales for the three months ended May 31, 2006. This increase of $8,325 was attributable to the increase in sales volume.

Selling and marketing expenses were $460,628 or 41.3% of net sales for the three months ended May 31, 2007 compared to $412,407 or 46.9% for the three months ended May 31, 2006. Increases were primarily attributed to the addition of marketing staff as well as increases in sales travel expenses.

General and administrative expenses were $444,017 as of May 31, 2007, an increase of $65,231 or 17.2% over the three months general and administrative expenses of $378,786 at May 31, 2006. This increase is substantially attributable to legal costs associated with pending litigation.

Product development costs decreased by $738 or 11.4% from $6,465 for the three months ended May 31, 2006 to $5,727 for the three months ended May 31, 2007. Product development costs are expected to increase in the future as we continue to expend resources to enhance our existing product lines as well as develop new products.

LOSS FROM OPERATIONS

As a result of the aforementioned, loss from operations was $193,489 for the three months ended May 31, 2007 as compared to $215,078 for the three months ended May 31, 2006.

INTEREST EXPENSE

We did not incur any interest expense during the three months ended May 31, 2007 as compared to $107,917 incurred during the three months ended May 31, 2006, which was primarily related to the issuance of 12% secured convertible notes. These notes were paid in full as of August 31, 2006. Interest expense was incurred relating to our bank line of credit during the three months ended May 31, 2006 in the amount of $2,065.

INTEREST INCOME

Interest income for the three months ended May 31, 2007 and May 31, 2006 of $1,038 and $9,773, respectively was earned through cash investments in variable money market funds.

REGISTRATION PENALTIES

We had an obligation under the registration rights agreement with respect to our 9% convertible notes to pay penalties of $205,031 upon failing to meet the registration guidelines for the preferred stock issuance for the three months ending May 31, 2006.

AMORTIZATION AND DEPRECIATION

Amortization for the three months ended May 31, 2007 amounted to $143 related to our cost of obtaining patent protection as compared to $114,488 for the three months ended May 31, 2006 which was related to the amortization of deferred financing costs associated with the issuance of secured convertible notes in September 2005. Depreciation expense was $7,454 and $323 respectively for the three months ended May 31, 2007 and 2006. Amortization and depreciation expense are included in general and administrative expenses for the three months ended May 31, 2007 and 2006, respectively. For the three months ended May 31, 2006 amortization of deferred financing costs were shown as other expense.

INCOME TAXES

For the three months ended May 31, 2007 we recorded a current income tax provision of $800.

NET LOSS

As a result of the foregoing, we had a net loss of $193,251 for the three months ended May 31, 2007 compared to $636,081 for the three months ended May 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2007, we had $199,535 in cash which primarily resulted from funds raised in our previous private offerings of common and preferred stock. As of May 31, 2007, we had current assets in the amount of $771,544 and current liabilities in the amount of $748,771. As a result we had a working capital of $22,773, as compared to a working capital of $1,178,605 at August 31, 2006.

Inventory as of May 31, 2007 was $387,038. This is an increase of $110,116 from inventory of $276,922 as of August 31, 2006. During the period ended May 31, 2007 inventories were increased in order to satisfy increased sales.

We generated revenues of $3,200,074 and $2,343,019 for the nine months ended May 31, 2007 and May 31, 2006 respectively, and recorded a net loss of $916,581 and $1,461,261, respectively, during these periods. In addition, during the nine months ended May 31, 2007 and May 31, 2006 net cash used in operating activities was $864,328 and $957,697, respectively. Net cash used in investing activities during the nine months ended May 31, 2007 and 2006 was $50,763 and $634,532, respectively. Net cash used in financing activities during the nine months ended May 31, 2007 and 2006 was $0 and $3,803,843, respectively.

To date, we have financed operations principally through internally generated funds, a bank line of credit, and equity capital. Our ability to generate positive operational cash flow is dependent upon increasing revenues through the sales of existing product lines. We will require substantial additional financing to support our current operations, for sales and marketing and research and development programs, including significant requirements for operating expenses and for intellectual property protection and enforcement. We have engaged a placement agent to secure financing for us, however as we raise additional funds through the issuance of equity securities and equity securities equivalents, the percentage ownership of our existing stockholders will be reduced. If we are unable to raise sufficient funds on acceptable terms we may not succeed in executing our business plan and achieving our business objectives. In particular, we could be forced to limit our product development and marketing activities, forego business opportunities and we may lose the ability to respond to competitive pressures. There can be no assurance that any funding will be available on a timely basis, on terms acceptable to us or at all nor can any assurance be made that our business operations will prove to be profitable.

  We lease space under a non-cancellable lease that expires in October 2007. The remaining lease obligation based on minimum monthly rents is as follows:

FISCAL YEARS ENDED
2007	$20,195
2008	8,078
$28,273

Rent expense for the nine months ended May 31, 2007 and 2006 was $36,151, and $25,374, respectively.

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

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) that are designed to ensure that material information relating to us, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding the required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.

Based on the foregoing, our chief executive officer and chief financial officer have concluded that, our disclosure controls and procedures were adequate to ensure that the information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As previously reported in our Form 10-QSB for the quarter ended February 28, 2007, on January 10, 2007, a complaint was filed in the United States District Court Central District of California by Martin Hogan Pty, Ltd. which is currently brought against us and our Chief Executive Officer. Plaintiff, a former supplier of frames of ours, alleges copyright and trade dress infringement in its frames and is seeking damages as well as permanent injunctive relief. On June 19, 2007, the Court issued an order which, among other things, denied plaintiff’s motion for a preliminary injunction, dismissed the plaintiff’s state law claims and denied our motion to stay the proceedings. We intend to continue vigorously defending ourselves in this action and based on our understanding of the relevant facts and circumstances and the denial of the plaintiff’s preliminary injunction, we believe that we have meritorious defenses.

On June 26, 2007, General Scientific Corporation initiated a "Section 337" complaint against us with the International Trade Commission ("ITC") alleging the unlawful importation and sale in the United States of certain magnifying loupe products which allegedly infringe certain of the complainant's patents. The complainant seeks a permanent exclusion order prohibiting entry into the United States of the purportedly infringing products together with a cease and desist order prohibiting us from selling the purportedly infringing products in the United States. Based on the allegations in the complaint and our understanding of relevant facts and circumstances, we view the claims as completely frivolous and without merit and intend to vigorously defend this action if the ITC chooses to act upon complainant's baseless claims.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits:

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHEERVISION, INC.
Registrant
Dated: July 13, 2007

/s/ Suzanne Lewsadder
Suzanne Lewsadder, Chief Executive Officer