Form 10KSB
period 2007-08-31
SHEERVISION, INC.
filed 2007-11-29
CIK 1096187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED - AUGUST 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER 000-27629

SHEERVISION INC.
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-2426437 (I.R.S. Employer Identification No.)

4030 Palos Verdes Drive North Suite 104 Rolling Hills Estates, California (Address of principal executive offices)	90274 (Zip Code)

Issuer’s telephone number:	(310) 265-8918
Securities registered pursuant to Section 12(b) of the Act:	None

Name of Exchange on which registered:
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, par value $0.001 per share
Name of exchange on which registered:	OTCBB

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that issuer was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The issuer’s revenues for fiscal year ended August 31, 2007 were $4,351,907.

As of October 31, 2007, the aggregate market value of the voting and non-voting common equity held by non-affiliates (3,412,304 shares) was approximately $853,076 based upon the October 31, 2007 closing price ($0.25) of one share on such date.

Issuer had 12,693,523 issued and outstanding shares of common stock, par value $0.001 per share, as of October 31, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-KSB and any documents incorporated herein contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. When used in this Annual Report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “plan,” “intend,” “may,” “will,” “expect,” “believe,” “could,” “anticipate,” “estimate,” or “continue” or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, the Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Any reference to the “Company,” “SheerVision,” the “Registrant,” the “Small Business Issuer,” “we,” “our” or “us” means SheerVision Inc.

Table of Contents

Form 10-KSB Index

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

We design and sell proprietary surgical loupes and headlight systems to the dental, medical and veterinary markets and have quickly captured a leading position in the dental hygiene market segment. Through our exclusive arrangements with component manufacturers based in Asia and, in combination with our U.S. assembly and testing facilities, we can provide top quality loupes and light systems directly to end-users and our distributor partners at substantially lower prices than our competitors.

Since our inception in 1999, we have rapidly established a significant base of operations characterized by an entrepreneurial sprit, steady sales growth, the deployment of a top-notch dedicated sales force, the implementation of a strategic branding program, the initiation of an aggressive web presence through the introduction of a new e-commerce online storefront and continued product development activities. We are poised for continued growth due to the development and launch of several new product lines during 2007 and through the development of global distributor relationships. By offering end-users their choice of flip-up or through-the-lens surgical loupes, class-leading headlights, or a package of both, we are able to sell to a greater proportion of the market, and to also offer a better and more complete solution to our customers.

We pride ourselves on listening to customer needs within our core markets, and then being responsive and aggressive in the development of new product designs. This interactive process has established us as a trailblazer in a previously stagnant industry. For example, our major competitors have been forced to bring new frame designs to market as a response to our launch of the SV Sport Frame in the first quarter of fiscal year 2007. This was also the case with our LED light systems. SheerVision, with the introduction of the FireFly LED™ and FireFly Infinity™, is now recognized as the “first to market” leader in the dental illumination industry. We continue to raise the bar, placing our competitors in the undesirable position of imitation as opposed to innovation.

Growth Strategy

Our objective is to become the leading designer and global marketer of high quality, value-priced surgical loupes, light systems and related products and services for the dental, medical, and veterinary markets. In order to achieve this objective, we have developed and continue to pursue the following strategies:

• Expansion of Market Share in International Markets

We have recently experienced significant acceptance of our branded products in the international marketplace. We have developed a program to rapidly sign and support international distributors who will sell SheerVision-branded products, using a turnkey approach referred to as the International Distributor Program ("IDP"). The IDP provides sales, marketing, and training tools to enable us to expand our distributor base worldwide. We believe that our value-priced products align well with the needs of many international markets that are not directly or indirectly serviced by us. This expectation is driven by the overwhelming number of inquiries that were generated while exhibiting at the International Dental Show in April 2007 in Cologne, Germany. The International Dental Show provided a forum to both solicit new distributors and introduce new products to existing distributors. We recently signed an agreement with a major U.S. dental company, which will act as our global retailer given its strong relationships with dental distributors in Europe, the Middle East, and Asia. This new relationship is expected to add distributors into the SheerVision distributor network, which in turn is expected to produce significant sales volume. We plan to continue to seek out new distribution partners and broaden our outreach to a significant number of authorized distributors.

• Launch an Aggressive Initiative to Capture Domestic Distributors

The introduction of our portable LED illumination systems has provided an opportunity to pursue distributors within the United States. Both the original FireFly LED™ and the new FireFly Infinity™ headlight systems can be mounted on any of our competitors’ loupes currently sold in the US dental market. This flexible mounting ability opens up a potentially lucrative domestic market. We are marketing this product both directly to the consumer as well as through distributor networks, which will expedite this introduction to the US market. Identifying and initiating domestic distributor relationships will be a major focus during fiscal year 2008.

• Build Upon Sales Momentum in OEM Markets

A benefit of our research and development efforts has been the development of innovative products that would benefit companies in complementary markets as either stand alone products or as part of larger systems. These products would be sold under our customers’ brand names in each of these applications as either un-adapted or customized products. We will continue to seek new partners in both domestic and international markets that can benefit from the technologies we have developed as we proceed into fiscal year 2008.

• Expansion of our Product Lines to Achieve our Goal of Becoming a Full Service Optical and Illumination Company

With the introduction of our new SureFit "through-the-lens" (TTL) loupe system, we can now offer this state of the art TTL technology in addition to our current award winning flip-up design. Our new proprietary SureFit TTL Loupes™ alignment system also enables customers to order our TTLs through our online store, providing a significant competitive edge. We also announced the launch of our line of Signature 4.0x and 5.0x Flip-Up Prism Loupes in September 2007. These high-magnification loupes will allow us greater penetration in several dental and surgical market segments. We were also successful with the launch of the new FireFly Infinity™ headlight system during fiscal year 2007. This new LED-based headlight system provides us with a significant technological innovation that places us one step ahead of our competitors. The system provides a light beam with almost twice the intensity as our original FireFly LED™ and compares very favorably against tethered fiber optic lighting systems. Our launch of the FireFly FlipFilter™ accessory, which prevents the curing of dental composite materials due to the high light intensity of the Infinity, has also exceeded our expectations. We continue to invest in the development of new product designs in order to create industry leadership in this key market segment.

• Dramatically Heighten Brand Awareness Through a Highly Visible Online Presence

Since launching our newly redesigned website www.sheervision.com in August 2006, we have increased online sales volume in fiscal year 2007 by over 800% over our volume that occurred during fiscal year 2006. We anticipate that online revenues will become a significant portion of overall sales as marketing and technical initiatives are implemented in order to increase site visitor traffic and to encourage online purchases.

• Continue to be a Strong Presence in Industry Tradeshows

Since the introduction of our new light products at tradeshows, sales for the new FireFly Infinity™ light have comprised more than half of our sales. These strong sales continue to validate our research and development efforts which focus on introducing new and innovative, market driven products. This participation has assisted in our goal to be in touch with constantly changing customer preferences and competitor actions. We plan to focus additional resources on the remaining major domestic shows through 2008 to meet consumer demand and plan to continue this strategy in successive years.

• Continue to Fortify our Dedicated Sales Force

As the only loupe company in the dental industry with a dental hygiene division sales team, we have become recognized as the leading provider of surgical loupes in this market niche. This sales force along with our general sales force has helped us make significant inroads in the dental, surgical and veterinary markets.

During this fiscal year we introduced many new products including: SureFit TTL™ loupes, a type of loupe which is highly preferred by many surgical and dental professionals, Signature Prism Loupes that provide 4.0x and 5.0x levels of magnification and are preferred by professionals for several types of medical procedures, the Firefly Infinity™ LED head light system, the FireFly FlipFilter™, which prevents the curing of dental composites, the SV Sport Frame, a fashionable frame for mounting both Flip-Up and TTL loupes that is available in eight vibrant colors, and two designer loupe carrying cases. The introduction of these new products has contributed to our continued year-on-year increase in sales. With the continued success of these products and the addition of new products currently in our pipeline, management is encouraged with our progress towards the goal of reaching profitability.

We continue to grow our sales volume by developing new product offerings and by rapidly expanding our distribution network domestically, internationally, and online. Through the development of the SureFit TTL Loupes™, the FireFly Infinity™ LED, the FireFly FlipFilter™, and others, we have broadened our appeal to our dental, surgical and veterinary market segments. The eCommerce-powered web store has provided us with a cost-effective platform to sell products and to communicate with customers. With the launch of our International Distributor Program (IDP) we have already increased our reach by successfully expanding our international distribution network in several new countries. International distributors provide us with distribution channels that have the potential to grow rapidly in a highly cost-effective manner. International distributors are being attracted to us and we are in a position to offer a wide assortment of innovative products which can be resold at strong margins while still offering the end-user a highly competitive price. We plan to continue these growth-oriented efforts as we continue to build our sales and product offerings.

Surgical & Dental Loupes

Although dental offices have used some form of magnification for decades, the need for surgical loupes and light sources in the regular practice of everyday dentistry is rapidly becoming the standard of practice for all dental professionals, including dental hygienists. The visual aspects of magnification may appear to be the primary benefit, but there are significant ergonomic benefits to the use of surgical loupes. Many medical careers have been cut short due to the effects of chronic neck and back pain, a condition that can be minimized or eliminated through the use of surgical loupes.

Regular magnifying glasses create a larger but flatter image and therefore do not give the user any depth of field. To solve this problem, medical professionals use special "loupes" that provide a three-dimensional image. These loupes are either Galilean (compound) loupes, which range in price from $800 to $1,200 or Panoramic (prism) loupes, which generally cost $1,200 to $1,800 a pair. SheerVision Galilean products range in price from $650 to $900 and Prism products from $1,000 to $1,200.

Criteria for Selection of Surgical & Dental Loupes

Based upon our market experiences, we believe that the factors that are important in the selection of compound loupes include the following:

•	Brand reputation and loyalty;

•	Magnification/Clarity. Top quality optics are critical in this regard;

•	Field-of-View. A wide field of vision is better than a smaller one;

•	Depth-of-Field. An extended depth of field is preferable;

•	Weight of Surgical Loupes. Lighter surgical loupes are often preferable to heavier loupes;

•	Ability to offer a Flip-Up or Through-the-Lens (TTL) loupe option (to appeal to either customer preference);

•	Value. Price combined with quality is a driver of brand choice in the marketplace; and

•	Ability to offer a frame style that suits customer preference (for quality, protection capability, weight, and style).

Light Systems

As surgical loupes allow the area under view to become more magnified, they tend to require additional light or illumination. Illumination can be added to surgical loupes in either a head mount (headband) or a direct mount on the frame of the surgical loupes. One of the key benefits of this illumination is to provide clinicians with shadow-free images. With the introduction of a superior quality portable LED light sources, we are able to provide the next generation of illumination products to practitioners that currently use magnification.

Criteria for Selection of Light Systems

Based on our market experience, factors that are important in the selection of light sources are:

•	Brand reputation and company support;

•	Portability. A portable light system allows for maximum movement and flexibility. End users are no longer tethered to a light box.

•	LED. A portable light source with an LED bulb is the brightest, whitest light on the market. It is also economical in that it eliminates bulb replacement common with fiber optic light sources.

•	Compact. The light source should be small to save valuable counter space.

•
Mounting Options. The light source should mount on either a headband or directly to the loupe. The unit should be mountable onto loupes from all major competing manufacturers to appeal to the widest possible user base.

•	Composite Filter. The light source should have the ability to prevent the curing of dental composite materials.

•	Rechargeable Battery.

•	Lightweight. A good portable light should have a small, lightweight battery pack and the headlight should be sleek and worn seamlessly.

•	Value. Price combined with quality is a driver of brand choice in the marketplace.

Our Product Offerings

We offer 2.5x, 3.0x, 3.5x, 4.0x and 5.0x magnification surgical loupes, as well as double-x models (2.5xx and 3.0xx) with an ultra-lightweight design for added all-day comfort. The ultra-light loupes are available in either a Flip-Up or “through-the-lens” (TTL) design. All loupes can be mounted on either a light-weight titanium frame or a fashionable sports frame available in eight vibrant colors. Additional designer carrying cases for the loupes are also available. We also currently offer two portable headlight systems: the Original FireFly LED™, and the FireFly Infinity™ LED. Both light sources are available with the FireFly FlipFilter™, a patent pending accessory that is of great use to our customers in the dental profession. Through our offering of loupes and headlight systems, we are often able to sell a package of both to provide a complete and cost effective solution to the user. We believe that the key selling points of these products are brand name and reputation, high quality, value-based price, and attentive customer service. In addition, we offer an unlimited lifetime warranty against defects in materials and workmanship on all working parts of our loupes, a program unmatched by any major surgical loupe supplier.

The Advantages of Our Products and Services

When we entered the market, there was no competition for a quality surgical loupe at an affordable price. We designed our own products and entered into an exclusive manufacturing relationship to produce cost effective surgical loupes. As a result, we are able to sell our surgical loupes for $650 to $900, a significant savings to the end user and a distinct competitive advantage over other similar products.

Our surgical loupes are being used in private dental practices, clinical settings, college campuses, and medical institutions throughout the United States. Our surgical loupes are also endorsed by an independent non-profit dental education and product testing foundation and were featured in the foundation's 2005 Buyer's Guide. Our surgical loupes were also featured in “Dental Lab Products” 2005 Buyer's Guide “Best of the Best” Offering as well as being listed in the 2006 edition of Dentistry Today’s Top 100 Products. They are also sold internationally through distributors located in Canada, Mexico, United Kingdom, Spain, Italy, Portugal, Greece, Australia, Saudi Arabia, India, and Taiwan.

Our new Through-the-Lens (TTL) technology opens new markets where customers have a preference for this type of loupe. Estimated market preference for TTL loupes is 50% compared with 50% for the Flip-Up type loupes that we have traditionally offered. We are the first major U.S. company to offer a TTL loupe with a manufacturer-direct domestic sales model. We can offer this state of the art TTL technology mounted in either our new fashion sports frame or our designer titanium frame. With the introduction of our proprietary SureFit TTL™ alignment system, customers are now able to order our TTL loupes through our online store or by telephone, providing us with a significant competitive advantage because an on-site sales call is not required to complete the transaction.

Our recently introduced prism loupes will help to open new markets for us with a market introduction that began during the third and fourth quarters of fiscal year 2007. This new product line has greatly expanded our offering to the surgery marketplace beyond what we previously had in place. This introduction has helped us bring our distinctive business model to this large well established market.

The SheerVision SV Sport Frame provides a product advantage when compared with some of our competitors who currently do not provide a similar alternative for their loupe optics. This is a product for the fashion conscious user, featuring a wrap-around sports frame available in eight vibrant colors and accommodating both the Flip-Up and TTL loupes. Both of our FireFly light systems can also be fitted to this frame. Several major competitors appear to have been forced into launching sport-type frame designs during fiscal year 2007. We believe that the durability of some of these designs is lacking. Also, some of our competitors’ models do not support the installation of prescription lenses often requiring their customers to pay a significantly greater price for their designs.

Our FireFly line of light systems offers the latest in LED light projection technologies designed as a completely portable product coupled with value pricing. The FireFly LED™ produces a beam measured at 2,400 foot candles. The FireFly Infinity™ is twice as bright as many headlights with 5,000 foot candles of light and the FireFly Infinity™ outperforms many tethered fiber-optic lights without their high maintenance costs. Benefits include shadow-free illumination, superior light uniformity, and all day comfort at a great value over light sources based on fiber optic technology. Both FireFly models can be mounted to the major brands of loupes currently in use, and can also be mounted to a SheerVision headband.

There are hundreds of accredited dental hygiene schools in the U.S. and Canada. In addition, industry experts believe that of the 155,000 practicing hygienists in the U.S., 15% to 18% are currently using surgical loupes in their practices. We identified this largely untapped market in 2003 and initiated a sales and marketing strategy geared towards it. We were able to design and bring to market - in less than one year - a new, ultra-light surgical loupe that has become our best seller in the dental hygiene market.

Our offerings of high quality yet affordable loupes are particularly desirable to price-sensitive dental hygiene practitioners. Most of our competitors focus on the high-end dentist and physician markets, including practicing professionals and medical/dental schools. Although these markets are highly competitive and more heavily penetrated, there are always selling opportunities for a high quality, low cost provider such as us. We believe that, to date, our products' price points are unmatched in the marketplace when coupled with their exceptional quality.

Finally, we believe that the international market represents a huge ongoing opportunity. There are over 680,000 practicing dentists internationally, approximately 30% of whom are currently using dental loupes. We believe that our ability to differentiate ourselves from our competitors by offering a unique combination of quality and price enables us to be an effective participant in any dental/medical market segment. The major factors driving our success in the United States appear to apply in English-speaking international markets. As English has become the leading language of the worldwide business and medical communities, our ability to market to these groups grows. We have processed orders from over twenty major countries because our product and service advantages coupled with our direct sales model is well-suited to the needs of international customers through our e-commerce enabled website and telephone call center. Our growing sales and brand name recognition has also attracted numerous inquires from volume purchasers in international markets. The introduction process in international markets is rather long, but we continue to develop strong relationships in a number of countries and are currently working with distributors in Canada, Mexico, United Kingdom, Spain, Italy, Portugal, Greece, Australia, Saudi Arabia, India, and Taiwan.

Sales and Marketing

We believe advertising and marketing will continue to be our key areas of strategic investment. In September 2006, we initiated a direct mail campaign targeted at the practicing dentist, dental school, practicing hygienist and hygiene school markets, with the goal of expanding our sales of loupes and lights. We plan to continue the rollout of our direct mail, SEM, and trade advertising campaigns to accelerate growth. In addition to the direct mail campaign discussed above, we have placed full-page advertisements in seven major dental and dental hygiene publications. The SheerVision FireFly LED™ received a positive evaluation in the January 2007 issue of the highly regarded Clinical Research Associates (CRA) Newsletter. We have also increased our library of marketing materials to use in future direct and indirect marketing and sales efforts. We also increased our online marketing efforts in the areas of SEM and online advertising. We believe that our online marketing program will allow us to extend our reach into new markets beyond our traditional medical, dental, and veterinary marketplaces in the United States.

As part of our marketing initiatives, we have developed a branding campaign to reinforce recognition of our unique business model, products, services, and technologies. The SheerVision brand has been reinforced by the publicity received by the company becoming a publicly traded company, and through its direct mail and advertising initiatives. On June 20, 2006 we were granted federal registration of the trademark SheerVision® by the United States Patent and Trademark Office. As a result, we believe that the SheerVision brand is now positioned among the top tier brands within the industry.

In May 2007, we launched our International Distributor Program (IDP) to expand our network of distributors operating in specific international markets. We believe that these international distributors have found that SheerVision products are of exceptional value in worldwide markets due to their quality and advanced technology. IDP distributors purchase SheerVision surgical loupes and light systems and then re-sell them using their local expertise in sales and marketing. We have developed a marketing program to support our international distribution partners which includes advertising materials, sales collateral, sales training, and sales training aides.

We have a dedicated outside sales staff of professionals covering the U.S. and Canada. Sales representatives make presentations to dental and dental hygiene schools, call on individual dental offices, and participate in local professional organization events and meetings. To date, we are the only company in our industry with a separate dental hygiene division comprised exclusively of registered dental hygienists. All have advanced degrees, and clinical and teaching experience, enabling them to speak with authority during sales presentations. In addition, we exhibit at over 70 trade shows each year, undertake numerous direct marketing campaigns, contribute articles to trade magazines and oversee an aggressive online marketing program.

OEM Operations

In addition to manufacturing and offering surgical loupes under our own brand name, we offer our surgical loupes as an OEM for major companies. During fiscal year 2007, we partnered with a large OEM customer for a private-label loupe product being sold in the Japanese marketplace. We believe that by offering our products directly, as well as through major companies, we were able to gain market share not only by focusing on cost and quality conscious consumers, but also by focusing on brand name conscious consumers.

Manufacturing

Our contract manufacturers supply proprietary company-designed surgical loupe and light system components on an exclusive basis. An inventory of loupes and light systems is maintained at our offices in order to ensure rapid order processing and fulfillment. Production capacity is adequate to support a level of sales approximately twice the current level, and there are alternate sources of supply of the raw materials needed to produce surgical loupes and light systems. We believe that the quality of our products is a principal driver of purchasing decisions, and our third party manufacturers to conduct rigorous quality testing on a regular basis. We currently own and operate computer controlled assembly equipment to build customized loupe/headlight products and have key personnel assigned to perform production staging, final unit assembly, quality control, and shipping procedures.

Competition

The surgical loupe and portable headlight market is characterized by a number of participants, each dominant in one or more market segments. In each market segment, we compete with established manufacturers of surgical loupes and other specialty optical products, including Designs for Vision, Orascoptic (part of Danaher), and Surgitel. Due to our strategic investments in product development and branding, we believe that we are now recognized as one of the leading brands in the market. This was further demonstrated as several major competitors appear to have been forced into launching sports-type frame designs during fiscal year 2007 after the introduction of our SV Sport Frame. Overall, we believe that competition is principally based upon the following three key areas:

•	Company

o	Brand reputation and loyalty;

o	Product quality, support, and durability;

o	Product pricing;

•	Surgical & Dental Loupes Product Attributes Including:

o	Magnification/Clarity. Top quality optics are critical in this regard;

o	Field-of-View. A wide field of vision is better than a smaller one;

o	Depth-of-Field. An extended depth of field is preferable; and

o	Weight. Lighter loupes are generally preferable to heavier loupes.

•	Portable Headlight System Product Attributes Including:

o	Portability. A portable light system allows for maximum movement and flexibility. End users are no longer tethered to a light box.

o	LED. A portable light source with an LED bulb is the brightest, whitest light on the market. It is also economical in that it eliminates bulb replacement common with fiber optic light sources.

o	Lightweight. A good portable light should have a small, lightweight battery pack and the headlight should be sleek and worn seamlessly.

o	Value. Price combined with quality is a driver of brand choice in the marketplace;

o
Mounting Options. The light source should mount on either a headband or directly to the loupes. The unit should be able to be mounted onto loupes from all major competing manufacturers to appeal to the widest possible user base.

We believe that we compete favorably in the dental, dental hygiene, surgical, and veterinary markets on the basis of these criteria and are rapidly expanding our products in other markets as well.

We have a number of valuable trade secrets that have demonstrated their effectiveness as significant barriers to competition. They relate to products, proprietary manufacturing processes, and sales and marketing techniques. We have filed a domestic patent application for one of the components to our product offerings and are evaluating the possibility of filing further patent applications for components and/or products under development.

Research and Development

We are committed to an ongoing program of research and development to maintain our reputation for cutting-edge products that meet the evolving needs of the market. We conduct research and development activities to design and develop products that will enhance our competitive marketing position. Our newly developed products include a fully portable LED light system, a non-curing flip filter, a through-the-lens loupe, a high-magnification prism loupe, a wrap around sports frame, and fashionable loupe accessories. The FireFly LED™ and FireFly Infinity™ light systems have become best sellers in the dental market and contributed significantly to our rapid expansion into that market niche during fiscal year 2007.

We have also forged a strategic alliance with a domestic company which provides us advanced product design and manufacturing development. This alliance, which we anticipate continuing into the foreseeable future, enables us to design and bring to market new products and enhancements to existing product lines rapidly.

Government Regulation

Our products are classified as Class I Non-Invasive Medical Devices and, as such, there is no requirement to obtain FDA approval. We have nonetheless registered with the FDA on a voluntary basis and also have CE certifications for international sales.

Employees

As of October 31, 2007, we had employed 17 individuals and engaged the services of several consultants. Of our employees, 6 were engaged in sales and marketing, 4 in customer service/inside sales, 3 in quality control and production, and 4 in executive/administrative functions.

Our Background

SheerVision, Inc., a Delaware corporation, was incorporated as “Escalator, Inc.” on April 17, 1986. On June 3, 1986, Lone Pine Resources, Inc. was merged with us through a reverse merger whereby the shareholders of Lone Pine Resources, Inc. received an equal number of shares in Escalator, Inc. Lone Pine Resources, Inc. was incorporated under the laws of Utah on June 23, 1983.

In the past, we conducted operations through three wholly-owned subsidiaries, Escalator Securities, Inc., Escalator Investments, Inc., and Frank Communications Corp., each a Pennsylvania corporation. Escalator Investments, Inc. was incorporated in the State of Pennsylvania on August 15, 1984 and conducted financial planning activities through approximately 1992 as a Registered Investment Advisor under the Investment Advisors Act of 1940. Since 1992, Escalator Investments, Inc. has had no operations. Escalator Securities, Inc. was incorporated in the State of Pennsylvania on August 22, 1985, and conducted business as a registered broker-dealer under the Securities Exchange Act of 1934, as amended, and the Pennsylvania Securities Act of 1972 until 1997. On December 31, 1997, Escalator Securities, Inc. was closed by the NASD. Since this date, Escalator Securities, Inc. has had no operations. In July 1990, we acquired Frank Communications Corp., a Pennsylvania corporation incorporated on May 30, 1989, which was in the business of financial public relations. In consideration of this acquisition, we paid $1,000. Frank Communications Corp. has no operations. On June 30, 1997, we transferred our holdings in Escalator Securities, Inc. to Escalator Investments, Inc. pursuant to the terms of an Agreement and Plan of Spinoff. The shareholders of Escalator, Inc. received all of the outstanding stock of Escalator Investments, Inc. and Escalator Securities, Inc., which then ceased being our wholly-owned subsidiaries.

On April 22, 1998, we changed our name to Nu Electric Corporation. On June 30, 1999, we acquired Clean Water Technologies, Inc. (“Clean Water”), a Florida corporation, through an agreement and plan of merger whereby all of the outstanding and issued shares of Clean Water were exchanged for shares of Nu Electric. Pursuant to this agreement, we acquired all of the assets of the business of Clean Water. On September 21, 2000, we acquired Zorax, Inc. (“Zorax”), a Florida corporation, through an agreement and plan of merger whereby all of the issued and outstanding shares of Zorax were exchanged for shares of Nu Electric. Pursuant to this agreement, we acquired all of the assets of Zorax. On April 4, 2005, we eliminated our Zorax subsidiary.

On April 2, 2002, we changed our name to Clean Water Technologies, Inc.

On March 27, 2006, we entered into a Share Exchange and Reorganization Agreement (the “Exchange Agreement”) with SheerVision, Inc., a California corporation (including its predecessor, “Sheervision-CA”) and Suzanne Lewsadder and Jeffrey Lewsadder, our Chief Executive Officer and President, respectively, and the beneficial holders of all of the outstanding capital stock of SheerVision-CA, which set forth the terms and conditions of our business combination with SheerVision-CA in which all shareholders of SheerVision-CA exchanged all of the outstanding and issued capital stock of SheerVision-CA for an aggregate of 9,525,137 shares of our common stock, representing 95% of the outstanding common stock immediately after giving effect to such transaction. As a result of this transaction, SheerVision-CA became our wholly-owned subsidiary and the shareholders of SheerVision-CA became our controlling stockholders.

On June 15, 2006, we changed our name to SheerVision, Inc. We have not been a party to any bankruptcy, receivership or similar proceeding. Since such date, except as described herein, we have not been involved in any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

ITEM 1A. RISK FACTORS

Our business, prospects, financial condition, and results of operations may be materially and adversely affected due to any of the following risks. The trading of our common stock could decline due to any of these risks. Some of the statements in “Risk Factors” are forward looking statements. See “Special Note Regarding Forward Looking Statements.”

Risks Related To Our Business

As we have a limited operating history, investors may not have a sufficient history on which to base an investment decision.

      Although we were incorporated in April 1986, our recently acquired operating subsidiary SheerVision-CA commenced operations in 1999. Accordingly, we may be deemed to have a limited operating history. Investors must consider the risks and difficulties frequently encountered by early stage companies, particularly in rapidly evolving markets such as the medical optical industry. Such risks include:

•	competition;

•	need for acceptance of products;

•	ability to anticipate and adapt to a competitive market and rapid technological developments;

•	amount and timing of operating costs and capital expenditures relating to expansion of our business, operations, and infrastructure; and

•	dependence upon key personnel.

We cannot be certain that our strategy will be successful or that we will successfully address these risks. If we do not successfully address these risks, our business, prospects, financial condition, and results of operations could be materially and adversely affected. Information regarding all of our past operations can be found in our reports and registration statements that have been previously filed with the Securities and Exchange Commission.

Our ability to continue as a going concern may be dependent on raising additional capital, which we may not be able to do on favorable terms, or at all.

Although we believe that our existing cash and cash equivalents will be sufficient to support our current operations through May 31, 2008, we will have to raise additional capital to support our current operations and fund our sales and marketing and research and development programs. We can provide no assurance that additional funding will be available on a timely basis, on terms acceptable to us, or at all. If we are unsuccessful in raising additional funding, our business may not continue as a going concern. Even if we do find additional funding sources, we may be required to issue securities with greater rights than those currently possessed by holders of our common stock. We may also be required to take other actions that may lessen the value of our common stock or dilute our common stockholders, including borrowing money on terms that are not favorable to us or issuing additional equity securities. If we experience difficulties raising money in the future, our business and liquidity will be materially adversely affected.

We have a limited history of profitability and, consequently, cannot predict whether we will become profitable.

Although SheerVision-CA commenced operations in 1999, it has recorded profits inconsistently to date as it has endeavored to expand its business, product line, and operations. Our net income (losses) for the years ended August 31, 2007, 2006 and 2005 were $(905,286), $(2,349,374) and $21,006 respectively. Moreover, we will need to increase significantly our operating expenses to implement our business plan. As a result of the foregoing factors, we could incur significant losses on a quarterly and annual basis for the foreseeable future. Our ability to generate revenue and profits in the long term will depend primarily upon the successful implementation of our business plan. We can provide no assurance that we will be successful in implementing our business plan or that we will generate sufficient revenue to achieve profitability.

Our financial results may fluctuate from period to period as a result of several factors which could adversely affect our stock price.

 Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. As a result of our limited operating history, we believe that period to period comparisons of our operating results may not be a good indication of our future performance. It is possible that our future operating results may be below the expectations of investors or market analysts. If this occurs, our stock price may decline. Factors that will affect our financial results include:

•
the amount and timing of capital expenditures and other costs relating to the implementation of our business plan, including acquisitions of, and investments in, competing or complementary companies or technologies;

•	the introduction of new products by our competitors;

•	pricing changes in the surgical loupe and light systems manufacturing or assembly industries;

•	technical difficulties with respect to the use of our products;

•	regulatory changes; and

•	general economic conditions and economic conditions specific to our industry.

As a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service, or marketing decisions or acquisitions that could have a material adverse effect on our business, prospects, financial condition, and results of operations.

We have limited manufacturing facilities and are largely dependent upon third parties to manufacture our products.

We have limited manufacturing facilities and expertise and have entered into manufacturing arrangements with third parties to manufacture our products. Accordingly, our ability to commercialize our products is partially dependent on our relationships with our third party contract manufacturers and their ability to manufacture our products on a timely basis in accordance with our specifications. While we believe that there are numerous other third party manufacturers capable of manufacturing our products, should we not be able to continue to obtain contract manufacturing on commercially reasonable terms, or obtain our products rapidly when needed, we may experience difficulty commercializing them. Any of such events may materially, adversely affect our business, prospects, financial condition, and results of operations.

We are dependent on key members of management.

Our performance is substantially dependent on our key executive officers - Suzanne Lewsadder and Jeffrey Lewsadder, our Chief Executive Officer and President, respectively - for sales and marketing, research and development, manufacturing, and intellectual property protection and licensing. Although these officers are our major stockholders, there can be no assurance they will continue to serve as our officers or directors. The inability to retain and continue to attract and retain qualified management and staff could significantly delay and may prevent the achievement of our research, development and business objectives, and could have a material adverse effect on our business, prospects, financial conditions, and results of operations. See “Management - Employment Agreement.”

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

As of October 31, 2007, Suzanne Lewsadder and Jeffrey Lewsadder, our Chief Executive Officer and President, respectively, beneficially own approximately 72.6% of our outstanding common stock. Accordingly, these individuals will be able to elect our directors and control the outcome of virtually all important stockholder decisions and may make such decisions in their own interest, which may not be in the best interests of other stockholders.

We may, in the ordinary course of business, be subject to claims of infringement of third party intellectual property rights and we could suffer significant litigation costs, licensing expenses or be prevented from selling our products.

Intellectual property rights are uncertain and involve complex legal and factual questions. We may be unknowingly infringing upon the intellectual property rights of others and may be liable for that infringement, which could result in significant liability for us. If we do infringe upon the intellectual property rights of others, we could be forced to either seek a license to those intellectual property rights or alter our products so that they no longer infringe. A license could be very expensive to obtain or may not be available at all. Similarly, changing our products or processes to avoid infringing upon the rights of others may be costly or impractical. Litigation or other proceedings could require us to spend significant time and money and could otherwise adversely affect our business.

On January 10, 2007, a complaint was filed in the United States District Court Central District of California by Martin Hogan Pty, Ltd. which is currently brought against us and our Chief Executive Officer and President. Plaintiff, a former supplier of frames of ours, alleges copyright and trade dress infringement in its frames and is seeking damages as well as permanent injunctive relief. On June 19, 2007, the Court issued an order which, among other things, denied plaintiff’s motion for a preliminary injunction, dismissed the plaintiff’s state law claims and denied our motion to stay the proceedings. On July 10, 2007, the plaintiff filed an amended complaint and on August 17, 2007, we filed a motion to dismiss the plaintiff’s state law and trade dress infringement claims in its amended complaint. We intend to continue vigorously defending ourselves in this action and based on our understanding of the relevant facts and circumstances and the denial of the plaintiff’s preliminary injunction, we believe that we have meritorious defenses.

    In addition, on June 25, 2007, General Scientific Corporation initiated a “Section 337” complaint against us with the International Trade Commission (“ITC”) alleging the unlawful importation and sale in the United States of certain magnifying loupe products which allegedly infringe certain of the complainant's patents. The complainant seeks a permanent exclusion order prohibiting entry into the United States of the purportedly infringing products together with a cease and desist order prohibiting us from selling the purportedly infringing products in the United States. On July 26 2007, the ITC instituted an investigation into actions based on the complainant’s allegations. On August 17 2007, we answered the complaint by denying the allegations and asserting various defenses and on October 29, 2007 we filed a motion for summary determination of non-infringement which on November 26, 2007 was denied. Though we view the claims as completely frivolous and without merit, we are currently in negotiations with the complainant to settle this action.

Our failure to protect our intellectual property could have an adverse affect on us.

We rely on trademark, patent and trade secrets to protect our intellectual property. We cannot be sure that these intellectual property rights can be successfully asserted in the future or will not be invalidated, circumvented, or challenged. Our failure to protect our proprietary information and any successful intellectual property challenges or infringement proceedings against us could have a material adverse effect on our business, prospects, financial condition and results of operations.

Our failure to maintain and develop our brand names could adversely affect our revenues.

We believe that maintaining and developing our brand names, including the trademark “SheerVision®”, are critical to our success. The importance of our name recognition may increase as our products gain market acceptance and as we enter additional markets. We are incurring substantial expenditures to create and maintain brand name recognition and loyalty. If our brand building strategy is unsuccessful, we may be unable to increase our future revenues or expand our products and services. Such events would have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Risks Related To Our Common Stock

As the market price of our common stock may fluctuate significantly, this may make it difficult for you to sell your shares of common stock when you want or at prices you find attractive.

The price of our common stock is quoted on the OTCBB and constantly changes. In recent years, the stock market in general has experienced extreme price and volume fluctuations. We expect that the market price of our common stock will continue to fluctuate. These fluctuations may result from a variety of factors, many of which are beyond our control. These factors include:

•	quarterly variations in our operating results;

•	operating results that vary from the expectations of management, securities analysts and investors;

•	changes in expectations as to our business, prospects, financial condition, and results of operations;

•	announcements by us, our partners or our competitors regarding material developments;

•	the operating and securities price performance of other companies that investors believe are comparable to us;

•	future sales of our equity or equity-related securities;

•	changes in general conditions in our industry and in the economy, the financial markets and the domestic or international political situation;

•	fluctuations in oil and gas prices;

•	departures of key personnel; and

•	regulatory considerations.

As a result of these fluctuations, our shareholders may experience difficulty selling shares of our common stock when desired or at acceptable prices.

Future sales of common stock or the issuance of securities senior to our common stock or convertible into, or exchangeable or exercisable for, common stock could adversely affect the trading price of our common stock and our ability to raise funds in new equity offerings.

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

Our common stock is deemed to be a “penny stock,” which may make it more difficult for investors to sell their shares due to suitability requirements.

The SEC has adopted regulations that generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is currently less than $5.00 per share and therefore is a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares.

Future sales of our common stock by our existing stockholders could adversely affect our stock price.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, or the perception that these sales could occur. These sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. As of October 31, 2007, we have outstanding 12,693,523 shares of common stock. Of these shares, 3,168,386 shares are freely tradeable. Giving effect to the exercise in full of our outstanding warrants and conversion in full of our outstanding Series A Preferred Stock, at October 31, 2007, we would have outstanding 17,183,035 shares of common stock. Of these shares, 7,657,898 shares would be freely tradeable. This leaves 9,525,137 shares eligible for sale in the public market, the vast majority of which are beneficially owned by Suzanne Lewsadder and Jeffrey Lewsadder, our Chief Executive Officer and President, respectively.

Some of our warrant holders, holding warrants exercisable for approximately 977,279 shares of common stock, have the right, subject to a number of conditions and limitations, to include their shares in registration statements relating to our securities. By exercising their registration rights and causing a large number of shares to be registered and sold in the public market, these holders may cause the market price of the common stock to fall. In addition, any demand to include these shares in our registration statements could adversely effect our ability to raise needed capital.

We do not expect to pay cash dividends on our common stock in the foreseeable future.

We have not declared or paid any cash dividends on our common stock and do not expect to do so in the foreseeable future. As a result, investors may have to sell their shares of our common stock to realize their investment. We currently intend to retain all future earnings for use in the operation of our business and to fund future growth. In addition, the terms of our Series A Preferred Stock limit our ability to pay dividends. If this prohibition were to be waived, our ability to pay future cash dividends on our common stock would depend upon our results of operations, financial condition, cash requirements, the availability of a surplus and other factors.

We are subject to anti-takeover provisions that could affect the price of our common stock.

Some provisions of our certificate of incorporation, as amended, our by-laws, and laws of the State of Delaware could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders.

We are subject to the provisions of Section 203 of the Delaware General Corporation Law (“Section 203”). Section 203 provides, with certain exceptions, that a Delaware corporation may not engage in any of a broad range of business combinations with a person or an affiliate, or an associate of such person, who is an "interested stockholder" for a period of three years from the date that such person became an interested stockholder unless: (i) the transaction resulting in a person becoming an interested stockholder, or the business combination, is approved by the board of directors of the corporation before the person becomes an interested stockholder; (ii) the interested stockholder acquired 85% or more of the outstanding voting stock of the corporation in the same transaction that makes such person an interested stockholder (excluding shares owned by persons who are both officers and directors of the corporation, and the shares held by certain employee stock ownership plans); or (iii) on or after the date the person becomes an interested stockholder, the business combination is approved by the corporation's board of directors and by the holders of at least 66-2/3% of the corporations outstanding voting stock at an annual or special meeting, excluding the shares owned by the interested stockholder. Under Section 203, an “interested stockholder” is defined as any person who is: (i) the owner of 15% or more of the outstanding voting stock of the corporation or (ii) an affiliate or associate of the corporation and who was the owner of 15% or more of the outstanding voting stock of the corporation at any time within the three-year period immediately prior to the date on which it is sought to be determined whether such person is an interested stockholder.

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

In addition, our Second Amended and Restated Certificate of Incorporation, as amended, authorizes our board of directors to issue up to 10,000,000 shares of preferred stock, which may be issued in one or more series, the terms of which may be determined at the time of issuance by the board without further action by stockholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions. The issuance of any such preferred stock could materially adversely affect the rights of holders of shares of our common stock and, therefore, could reduce the price of our common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third party. The ability of our board of directors to issue preferred stock could have the effect of rendering more difficult, delaying, discouraging, preventing, or rendering more costly an acquisition or a change in control of us thereby preserving control of by the current controlling stockholders.

ITEM 2. DESCRIPTION OF PROPERTY

Our corporate office, customer service and shipping operations are located at 4030 Palos Verdes Drive North, Suite 104 Rolling Hills Estates, California, and is approximately 2090 square feet in size. We lease this facility from an unaffiliated third party pursuant to a month to month lease providing for annual rental payments of approximately $50,000. We are currently negotiating the terms of the renewal of this lease through December 1, 2010. Satellite operations are currently in the states of Arizona, California, Georgia, Illinois, Massachusetts and Texas. If we should require additional or alternative facilities, we believe that such facilities can be obtained on short notice at competitive rates.

ITEM 3. LEGAL PROCEEDINGS

As previously reported, on January 10, 2007, a complaint was filed in the United States District Court Central District of California by Martin Hogan Pty, Ltd. which is currently brought against us and our Chief Executive Officer and President. Plaintiff, a former supplier of frames of ours, alleges copyright and trade dress infringement in its frames and is seeking damages as well as permanent injunctive relief. On June 19, 2007, the Court issued an order which, among other things, denied plaintiff’s motion for a preliminary injunction, dismissed the plaintiff’s state law claims and denied our motion to stay the proceedings. On July 10, 2007, the plaintiff filed an amended complaint and on August 17, 2007, we filed a motion to dismiss the plaintiff’s state law and trade dress infringement claims in its amended complaint. We intend to continue vigorously defending ourselves in this action and based on our understanding of the relevant facts and circumstances and the denial of the plaintiff’s preliminary injunction, we believe that we have meritorious defenses.

As previously reported, on June 25, 2007, General Scientific Corporation initiated a “Section 337” complaint against us with the International Trade Commission (“ITC”) alleging the unlawful importation and sale in the United States of certain magnifying loupe products which allegedly infringe certain of the complainant's patents. The complainant seeks a permanent exclusion order prohibiting entry into the United States of the purportedly infringing products together with a cease and desist order prohibiting us from selling the purportedly infringing products in the United States. On July 26 2007, the ITC instituted an investigation into actions based on the complainant’s allegations. On August 17 2007, we answered the complaint by denying the allegations and asserting various defenses and on October 29, 2007 we filed a motion for summary determination of non-infringement which on November 26, 2007 was denied. Though we view the claims as completely frivolous and without merit, we are currently in negotiations with the complainant to settle this action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year 2007.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is quoted on the OTC Bulletin Board (the "OTCBB") under the symbol “SVSO.” From March 22, 2006 to June 15, 2006, our common stock traded on the OTCBB under the symbol “CWTT” and previously traded on the OTCBB under the symbol “CWTI.” The quarterly high and low reported sales prices for our common stock as quoted on the OTCBB for the periods indicated are as follows:

Year Ended August 31, 2007	High	Low

Three Months Ended November 30, 2006	1.10	.25
Three Months Ended February 28, 2007	.99	.30
Three Months Ended May 31, 2007	1.01	.30
Three Months Ended August 31, 2007	.62	.25
Year Ended August 31, 2006	High	Low

Three Months Ended November 30, 2005	.10	.06
Three Months Ended February 28, 2006	.04	.04
Three Months Ended May 31, 2006	4.50	.04
Three Months Ended August 31, 2006	1.50	1.00

The foregoing quotations were provided by Yahoo finance and the quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

On November 23, 2007, the last reported sale price per share of common stock as quoted on the OTCBB was $0.12. As of such date, we had 12,693,523 shares of common stock outstanding. Based on information available from our registrar and transfer agent, we estimate that we had approximately 179 stockholders of record on October 31, 2007.

Dividends

We have not paid any dividends to date and do not anticipate paying dividends in the foreseeable future. Our board of directors will review our dividend policy from time to time to determine the desirability and feasibility of paying dividends after giving consideration to our earnings, financial condition, capital requirements and such other factors as the Board may deem relevant.

Recent Sales of Unregistered Securities

We made no sales of unregistered securities during the year ended August 31, 2007.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended August 31, 2007.

Equity Compensation Plan Information

The following table sets forth information with respect to our 2007 Stock Option Plan and our 2007 Stock Option Plan for Independent and Non-Employee Directors as of August 31, 2007:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weight-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	--	--	3,200,000*

Equity compensation plans not approved by security holders	--	--	--
Total	--	--	3,200,000
___________
* Represents up to 3,000,000 shares of our common stock authorized for issuance under our 2007 Stock Option Plan and up to 200,000 shares of our common stock authorized for issuance under our 2007 Stock Option Plan for Independent and Non-Employee Directors.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our audited financial statements for each of the two years ended August 31, 2007 and 2006, and the notes thereto, all of which financial statements are included elsewhere in this Form 10-KSB. In addition to historical information, the following discussion and other parts of this Form 10-KSB contain forward looking information that involves risks and uncertainties. Actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Description of Business” and elsewhere in this Form 10KSB.

Overview

We design and sell proprietary surgical loupes and light systems to the dental, medical, veterinary, and dental hygiene market segments. Through our exclusive arrangement with component manufacturers based in Asia, and in combination with our U.S. assembly and testing facilities, we can provide top quality loupes and light systems directly to end-users and our distributor partners at substantially lower prices than our competitors.

Since our inception in 1999, we have rapidly established a significant base of operations characterized by steady sales growth, a dedicated sales force, strategic marketing programs, the initiation of an aggressive web presence through the introduction of a new online retail store, expansion into new global markets, and continued product development activities.

During fiscal year 2007 we introduced many new products including a new fashionable sports frame in eight vibrant colors, the SureFit TTL loupes, the Firefly infinity light systems, and designer cases. The introduction of these new products has contributed to our continued year over year increase in sales. With the continued success of these products and the addition of new products currently in our pipeline, management is encouraged with our progress and goals of reaching profitability.

We continue to grow our sales volume by developing new product offerings and by rapidly expanding distribution network domestically, internationally, and online. Through the development of the SureFit TTL Loupes, the FireFly Infinity™ LED, the FireFly FlipFilter™, and related accessories, we have broadened our appeal to our core market segments of dental, surgical and veterinary. The eCommerce powered webstore has provided us with a cost-effective platform to sell products and to communicate with customers. With the launch of our International Distributor Program (IDP) we have already increased our reach by successfully expanding our international distribution network in several new countries. International distributors provide us with distribution channels with the potential to grow rapidly in a highly cost-effective manner. International distributors are being attracted to us and we are in a position to offer a wide assortment of innovative products, which can be resold at strong margins while still offering the end-user a highly competitive price. We plan on continuing these growth-oriented efforts as we continue to build our sales and product offerings.

On March 27, 2006, we entered into a Share Exchange and Reorganization Agreement with SheerVision-CA and Suzanne Lewsadder and Jeffrey Lewsadder, our Chief Executive Officer and President, respectively, and the beneficial holders of all of the outstanding capital stock of SheerVision-CA, which sets forth the terms and conditions of our business combination in which all shareholders of SheerVision-CA exchanged all of the outstanding and issued capital stock of SheerVision-CA for an aggregate of 9,525,137 shares of our common stock, representing 95% of the outstanding common stock immediately after giving effect to such transaction. As a result of this transaction, SheerVision-CA became our wholly-owned subsidiary effective April 13, 2006, and the shareholders of SheerVision-CA became our controlling stockholders. For financial reporting purposes, this transaction has been treated as a reverse-merger, where SheerVision-CA is the acquirer. Because this transaction is treated as a purchase of SheerVision,Inc., a Delaware corporation, the historical financial statements of SheerVision-CA became our historical financial statements after the transaction.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Below is a brief description of our critical accounting policies:

Use of Estimates.

The preparation of financial statements in conformity with accounting principals generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates and assumptions relate to estimates of collectibility of accounts receivable, the realizability of deferred tax assets and the adequacy of inventory reserves. Management bases its estimates and assumptions on historical experience and on various other assumptions that it believes are reasonable under the circumstances. Actual results could differ from those estimates.

Cash and Cash Equivalents.

We consider highly liquid investments with an original maturity of three months or less to be cash equivalents.

Revenue Recognition.

Our surgical loupes and lighting products need no installation and are ready for use upon receipt by the customer. Products sold are delivered by shipments made through common carrier and revenue is recognized upon shipment to the customer. Discounts and sales incentives are recognized as a reduction of revenue at the time of sale. We offer an unconditional satisfaction guarantee for a 30 day period and permit product returns within 30 days of purchase, at which time returns are accepted and refunds are made. Shipping charges and special orders are nonrefundable.

Cost of Goods Sold.

Cost of goods sold consists of costs of raw materials and finished goods purchased from several manufacturers. Factors affecting our cost of goods sold include, but are not limited to, currency fluctuations as they relate to our foreign manufacturers and inflationary price increases.

Accounts Receivable.

Accounts receivable are reported net of any write-off for uncollectible accounts. Accounts are written off when significantly past due after exhaustive efforts at collection.

Inventory.

Inventory is stated at the lower of cost (first-in, first-out method) or market and consists of raw materials and finished goods. Materials associated with the manufacturing of our product lines are readily available within the US and international markets with relatively short ordering cycles and therefore inventory on hand normally represents a two to three month selling cycle. Inventory valuations depend on quantities on hand, sales history and expected near term sales prospects. No inventory valuations were warranted as of August 31, 2007 and August 31, 2006.

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

Basic and Diluted Loss Per Share.

In accordance with the Financial Accounting Standards Board's (“FASB”) SFAS No. 128, Earnings Per Share, the basic loss per common share, which excludes dilution, is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding. Diluted loss per common share reflects the potential dilution that could occur if all potential common shares had been issued and if the additional common shares were dilutive.

Fair Value of Financial Instruments

The estimated fair values for financial instruments under SFAS No. 107, Disclosures about Fair Value of Financial Instruments, are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. For certain of our financial instruments, including certain assets, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short term nature.

Recently Issued Accounting Pronouncements Not Yet Effective

The following accounting pronouncements have been issued but were not effective for the fiscal years ended August 31, 2007 or 2006:

Statements of Financial Accounting Standards (SFAS):
• SFAS 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140;

• SFAS 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140;

• SFAS 157, Fair Value Measurements;

• SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.

FASB Interpretations (FIN):
• FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.

FASB Staff Positions (FSP):
• FSP FIN 46(R)-7, "Application of FASB Interpretation No. 46(R) to Investment Companies";

• FSP FIN 48-1, "Definition of Settlement in FASB Interpretation No. 48";

• FSP FIN 39-1, "Amendment of FASB Interpretation No. 39" ;

• FSP FAS 158-1, "Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88, and No. 106 and to the Related Staff Implementation Guides";

• FSP EITF 00-19-2, "Accounting for Registration Payment Arrangements";

• FSP FAS 126-1, "Applicability of Certain Disclosure and Interim Reporting Requirements for Obligors for Conduit Debt Securities";

• FSP AUG AIR-1, "Accounting for Planned Major Maintenance Activities";

• FSP FAS 13-2, "Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction";

• FSP FTB 85-4-1, "Accounting for Life Settlement Contracts by Third-Party Investors".

EITF Consensuses (EITF):
• EITF Issue No. 05-1, "Accounting for the Conversion of an Instrument That Became Convertible upon the Issuer's Exercise of a Call Option";

• EITF Issue No. 06-1, "Accounting for Consideration Given by a Service Provider to a Manufacturer or Reseller of Equipment Necessary for an End-Customer to Receive Service from the Service Provider";

• EITF Issue No. 06-2, "Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences";

• EITF Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)";

• EITF Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements";

• EITF Issue No. 06-5, "Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance";

• EITF Issue No. 06-7, "Issuer's Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities";

• EITF Issue No. 06-8, "Applicability of the Assessment of a Buyer's Continuing Investment under FASB Statement No. 66, Accounting for Sales of Real Estate, for Sales of Condominiums”;

• EITF Issue No. 06-9, "Reporting a Change in (or the Elimination of) a Previously Existing Difference between the Fiscal Year-End of a Parent Company and That of a Consolidated Entity or between the Reporting Period of an Investor and That of an Equity Method Investee";

• EITF Issue No. 06-10, "Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements";

•  EITF Issue No. 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards";

• EITF Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities".

Statement 133 Implementation (Derivatives Implementation Group or DIG) Issues:

• Statement 133 Implementation Issue No. B40, "Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets";

• Statement 133 Implementation Issue No. G26, "Hedging Interest Cash Flows on Variable-Rate Assets and Liabilities That Are Not Based on a Benchmark Interest Rate"

AICPA Statements of Position (SOP):

• SOP 07-01, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies.

The Company does not believe that adoption of any of the above pronouncements that may apply will have a material impact on its financial position or results of operations.

Results of Operations

The following table sets forth, for the periods indicated, financial information related to operations, as well as expressed as a percentage of our net sales:

	THREE MONTHS ENDED AUGUST 31,
	(in thousands)
	2007		2006

Net Sales	$1,152	100.0%	$638	100.0%
Cost of Goods Sold	438	38.1%	196	30.7%
Gross Profit	714	61.9%	442	69.3%
Operating Expenses
Shipping Expenses	38	3.3%	43	6.7%
Selling Expenses	284	24.6%	493	77.3%
General & Administrative Exp	363	31.5%	419	65.8%
Product Development Expenses	17	1.4%	1.1%
Total Operating Expenses	702	86.8%	956	149.9%
Profit (Loss) from Operations	12	1.0%	(514)	(80.6)%
Other (Income)/Expense	1.1%		(398)	(62.4)%
Provision (Benefit) for Income Tax	1.1%		(24)	(3.8)%
Net Profit (Loss)	$12	1.0%	$(888)	(139.3)%

	TWELVE MONTHS ENDED AUGUST 31,
	(in thousands)
	2007		2006

Net Sales	$4,352	100.0%	$2,981	100.0%
Cost of Goods Sold	1,437	33.0%	1,135	38.1%
Gross Profit	2,915	67.0%	1,846	61.9%
Operating Expenses
Shipping Expenses	163	3.7%	135	4.5%
Selling Expenses	1,881	43.2%	1,525	51.2%
General & Administrative Exp	1,756	40.4%	1,421	47.6%
Product Development Expenses	30	0.7%	30	1.0%
Total Operating Expenses	3,830	88.0%	3,111	104.3%
Loss from Operations	(915)	(21.0)%	(1,265)	(42.3)%
Other (Income)/Expense	13.3%		1,104	37.2%
Provision (Benefit) for Income Tax	(3)	0.0%	(20)	(.6)%
Net Loss	$(905)	(20.8)%	$(2,349)	(78.9)%

Fourth quarter revenues increased in part due to sales to our international distributor base. These revenues generated lower profit margins, but selling expenses reduced as compared to sales generated in the retail markets. Fourth quarter revenues overall were slightly lower than expected due to delays incurred in the manufacturing process of our power source that supports our LED light systems. Currently we are contracting with additional manufacturers to increase production volume for this product in order to meet the demand on a real time basis. We anticipate this increased level of production to start during the second quarter of fiscal year 2008.

Through cost cutting efforts in our retail sales and marketing programs we were able to post a fourth quarter net profit of $11,295. This is our first quarterly profit since becoming a public entity. Net profits were reduced however by over $170,000 of expenses incurred in legal fees to support defending two competitor lawsuits alleging product copyright, trade dress and patent infringement on specific components of our surgical loupes. We are encouraged that these issues will be settled in the near future in a way that will not affect future sales potential, and are using our best efforts to mitigate these expenses in the future.

We concentrated efforts on reducing operating costs and streamlining our sales and marketing efforts during the last half of fiscal year 2007. As we focus more heavily on distributor relationships to generate sales, the exposure to escalating costs in sales and travel related expenses in the domestic retail market can be mitigated. Through large orders from a growing number of distributors, we anticipate that these efforts will improve the operating income (loss) in future quarters.

We reduced the retail sales force to a level that will support those demographic areas producing the greatest volume of sales. The number of tradeshows for 2008 has been scaled down as well, and several of the smaller localized shows which in the past generated exposure to our product lines but not necessarily immediate revenues, have been eliminated. This action will also reduce excessive travel related expenses which have skyrocketed during 2007 due to cost pressures in the travel industry from ever increasing oil prices.

Management believes that we have positioned ourselves for steady sales growth in fiscal year 2008 and through the cost cutting measures already established, this should result in a stronger financial position for the coming fiscal year.

Year Ended August 31, 2007 Compared to the Year Ended August 31, 2006

Net Sales

    Net Sales increased by $1,371,323, or 46.0%, from $2,980,584 for the year ended August 31, 2006 to $4,351,907 for the year ended August 31, 2007. During the twelve month period ended August 31, 2007, we generated more revenue than in any twelve month period since our inception. This increase was directly related to sales from one of our newest products, the Firefly LED™, and the newly enhanced Firefly Infinity™ LED light system. Sales increases were aided by the previously implemented strategic branding/marketing campaign as well as a direct response mailing to our core dental market. Additional sales were generated by our International Distributor Program through new and existing dealers. The increase in sales in our illumination product lines has enabled us to diversify our revenue streams organically so as not to be dependent on exclusively magnification products. By now being better positioned to satisfy additional needs for each customer and potential customer, the average order size per customer increased over the period due to the introduction of product bundling with price advantages. We maintained our position with our competitive pricing edge and therefore did not institute a price increase to our customers during the first seven months of the fiscal year. During the later half of the year we instituted a modest price increase to our end-users relative to our magnification product line. However, increased sales were primarily attributable to the increase in unit sales, and not the effect of the price increase.

Cost of Goods Sold

Cost of goods sold increased by $302,540, or 26.7%, from $1,134,516 for the year ended August 31, 2006 to $1,437,056 for the year ended August 31, 2007. As a percentage of sales, cost of goods sold decreased from 38.1% of sales for the year ended August 31, 2006 to 33.0% of sales for the year ended August 31, 2007. This decrease is due to the effects of additions and changes in the mix of products being sold.

Gross Profit

Gross profit increased by $1,068,783, or 57.9% from $1,846,068 for the year ended August 31, 2006 to $2,914,851 for the year ended August 31, 2007. The increase in gross profit was attributable to increased sales volume and the effects of the cost of goods on the current product mix. The gross profit was 67.0% of net sales for the year ended August 31, 2007 compared to 61.9% of net sales for the year ended August 31, 2006. Our growth in the sale of illumination products, which have higher margins than magnification products, was the major factor in this improvement in gross margins. During the twelve month period ended August 31, 2007 distributor sales represented 16.2% of total sales as compared to 11.1% during the twelve month period ended August 31, 2006. Pricing of products direct to distributors are lower than pricing direct to consumers primarily because the sales costs associated with the sale are born by the distributor which reduces the sales and marketing expenses for the company. During fiscal year 2008 we anticipate our distributor sales will include our light systems as well as our loupe systems. We do anticipate our profit margins will see improvement as this volume increases.

Operating Expenses

Operating expenses, which include shipping expenses, selling and marketing expenses, general and administrative expenses and product development increased by $718,491, or 23.1%, to $3,829,941 for the year ended August 31, 2007 as compared to $3,111,450 for the year ended August 31, 2006.

Shipping expenses were $163,015 or 3.7% of net sales for the year ended August 31, 2007 as compared to $135,044 or 4.5% of net sales for the year ended August 31, 2006. This increase of $27,971 was directly attributable to the increase in sales volume.

Selling and marketing expenses were $1,881,242 for the year ended August 31, 2007 an increase of $356,285 or 23.2% over the year end selling and marketing expenses of $1,524,957 at August 31, 2006. During the year ended August 31, 2007, we aggressively positioned ourselves through a strategic sales and marketing program to develop brand awareness and enhance market share through a coordinated advertising and direct mail campaign. The expense associated with this program accounted for the majority of this increase in selling and marketing expenses.

General and administrative expenses were $1,756,161 for the year ended August 31, 2007 an increase of $334,494 or 23.5% over the year end general and administrative expenses of $1,421,667 at August 31, 2006. This increase is attributable to the increase in operational staff salaries and benefits to support our growth in all areas of administration, customer service, and order processing. In addition legal expenses as discussed above accounted for approximately $170,000 or 50% of the increase.

Product development costs decreased by $259 or 0.9% from $29,782 for the year ended August 31, 2006 to $29,523 for the year ended August 31, 2007. Product development costs are expected to increase in the future as we continue to expend resources to enhance our existing product lines as well as develop new products.

Loss from Operations

As a result of the foregoing, we had a net loss from operations for the year ended August 31, 2007 of $915,090 compared to a loss from operations of $1,265,382 for the year ended August 31, 2006.

Interest Expense

We did not incur any interest expense during the year ended August 31, 2007 as compared to $227,355 incurred during the year ended August 31, 2006, which was primarily related to the issuance of 12% secured convertible notes. These notes were paid in full as of August 31, 2006. Interest expense incurred under a bank line of credit during the years ended August 31, 2007 and 2006 was $0 and $6,945 respectively.

Interest Income

Interest income earned from the investment in variable money market funds was $12,706 for the year ended August 31, 2007 as compared to $31,909 for the year ended August 31, 2006.

Registration Penalties

We had an obligation under a registration rights agreement with respect to our 9% convertible notes to pay penalties if we failed to meet the registration deadline for the preferred stock issuance. Upon failing to meet the deadline, we incurred a penalty in the amount of $45,105 which is reflected in the August 31, 2006 financial statements.

Amortization and Depreciation

Amortization for the year ended August 31, 2007 amounted to $472 which was related to our cost of obtaining patent protection as compared to $864,117 for the year ended August 31, 2006 which was related to the amortization of deferred financing costs associated with the issuance of secured convertible notes in September 2005. Depreciation expense was $25,681 and $3,906, respectively for the years ended August 31, 2007 and 2006. Amortization and depreciation expense are included in general and administrative expenses for the year ended August 31, 2007. For the year ended August 31, 2006 amortization of deferred financing costs were shown as other expense.

Income Taxes

For the twelve months ended August 31, 2007 we recorded a current income tax provision of $2,902.

Net Loss

As a result of the foregoing, we had a net loss for the year ended August 31, 2007 of $905,286, compared to a net loss of $2,349,374 for the year ended August 31, 2006.

Our loss per common share for the year ended August 31, 2007 was $0.09 compared to a loss per common share of $0.47 for the year ended August 31, 2006.

Liquidity and Capital Resources

As of August 31, 2007, we had $265,262 in cash which primarily resulted from funds raised in our previous private offerings of common and preferred stock. As of August 31, 2007, we had current assets in the amount of $730,038 and current liabilities in the amount of $750,340. As a result we had a working capital deficit of $20,302, as compared to working capital of $1,178,605 at August 31, 2006. Included in current liabilities are the accrued dividends on Preferred Series A Stock in the amount of $324,370, which is not anticipated to be paid within the next 12 months, however these dividends will continue to accrue.

Inventory as of August 31, 2007 was $341,219. This is an increase of $64,297 from inventory of $276,922 as of August 31, 2006.

    We generated revenues of $4,351,907 and $2,980,584 for the years ended August 31, 2007 and 2006 respectively, and recorded a net loss of $905,286 and $2,349,374, respectively, during these periods. In addition, during the years ended August 31, 2007 and 2006, net cash used in operating activities was $807,163 and $1,865,679, respectively. Net cash used in investing activities during the years ended August 31, 2007 and 2006 was $42,201 and $730,251, respectively. Net cash used in financing activities during the years ended August 31, 2007 and 2006 was $0 and $3,708,720, respectively.

To date, we have financed operations principally through internally generated funds, a bank line of credit, and equity capital. Our ability to generate positive operational cash flow is dependent upon increasing revenues through the sales of existing product lines. We will require substantial additional financing to support our current operations, for sales and marketing and research and development programs, including significant requirements for operating expenses and for intellectual property protection and enforcement. We have engaged a placement agent to secure us financing. As we raise additional funds through the issuance of equity securities and equity securities equivalents, the percentage ownership of our existing stockholders will be reduced. If we are unable to raise sufficient funds on acceptable terms, then we may not succeed in executing our business plan and achieving our business objectives. In particular, we could be forced to limit our product development and marketing activities, forego business opportunities, and we may lose the ability to respond to competitive pressures. There can be no assurance that any funding will be available on a timely basis on terms acceptable to us or at all, nor can any assurance be made that our business operations will prove to be profitable or that we can remain in business as a going concern.

Our ability to generate positive operational cash flow depends upon increasing revenues through the sales of existing product lines and the generation of additional lines through our research and development processes. There can be no assurance that we will be successful in generating a positive operational cash flow.

Contractual Obligations

We are currently negotiating a three year non-cancellable lease effective December 1, 2007 and expiring December 1, 2010. The lease obligation based on minimum monthly rents is expected to be as follows:

Fiscal Years Ended

2008	50,679
2009	55,007
2010	56,657
$162,343

    Rent expense for the years ended August 31, 2007 and 2006 was $48,268, and $35,646, respectively.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain financial market risks, including changes in interest rates. All of our revenue, expenses and capital spending are transacted in U.S. dollars. Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalent balances. The majority of our investments are in short-term instruments and subject to fluctuations in US interest rates. Due to the nature of our short-term investments, we believe that there is no material risk exposure.

ITEM 7. FINANCIAL STATEMENTS

Attached hereto and filed as a part of this Annual Report on Form 10-KSB are our Consolidated Financial Statements, beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 8A. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms; and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting which occurred during the most recent fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

    None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors, Executive Officers and Significant Employees

Set forth below is certain information with respect to the individuals who are our directors, executive officers and significant employees.

Name	Age	Position
Suzanne Lewsadder	61	Chief Executive Officer, Director and Treasurer
Jeffrey Lewsadder	51	President, Director and Secretary
Suzanne Puente	49	Chief Financial Officer
Shemiran Hart	49	Director
Sharon Biddle	55	Director
David Frankel	59	Director
Terri Wiest	60	National Sales Director, Dental Hygiene
Martin Chaput	39	Online Marketing Manager

Suzanne Lewsadder has served as our Chief Executive Officer, Treasurer and a director since November 30, 2005. Ms. Lewsadder has also served as SheerVision-CA's Chief Executive Officer since co-founding the company in 1999. Ms. Lewsadder has over twenty-five years experience starting and building enterprises, with a focus on operational management and strategic business development. As our Chief Executive Officer, Ms. Lewsadder runs day-to-day operations, oversees strategic alliances and develops marketing strategies. Ms. Lewsadder holds a B.A. degree in Organization Communications, Cum Laude, from California State University. Suzanne Lewsadder is the wife of Jeffrey Lewsadder.

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

Suzanne Puente has served as our Chief Financial Officer since December, 2005. Ms. Puente has over 15 years experience in financial management and strategic planning in public and private companies. Previously, she was Vice President, Finance and Human Resources for a medical research and development firm, where she managed all accounting, financial, personnel and IT system activities from 1995 to 2005. Ms. Puente holds a B.S. degree in Business Administration/Accounting from California State University.

Shemiran Hart has served as one of our directors since March 16, 2006. Ms. Hart is Vice President and General Manager of Veeco Slider Process Equipment of semiconductor manufacturer Veeco Instruments, Inc., where she has served in that capacity since July 2007.   Other positions held with Veeco include Division Controller and Senior Director of Operations since joining Veeco in 2005.  She brings over fifteen years experience in public company financial management to her role as a member of our board. Previously, Ms. Hart was Division Controller of Teradyne, Inc., an S&P 500 corporation, from 1999 to 2005. Ms. Hart holds a B.S. in Business Administration, Magna Cum Laude, from the University of Southern California.

Sharon Biddle has served as one of our directors since March 16, 2006. Ms. Biddle is President and Publisher of The Real Estate Book for San Luis Obispo County, California, where she has served in that capacity since 2000. She brings over twenty-five years experience in corporate marketing and public relations to her role as a member of our board. Previously, Ms. Biddle served as the Vice President of Marketing for Jazzercise, Inc. Ms. Biddle holds a B.A. in Journalism and Marketing from Long Beach State University.

David Frankel has served as one of our directors since March 16, 2006. Mr. Frankel is a CPA/ABV and a principal in the accounting firm of David Frankel, an accountancy corporation. Prior to July 1, 2006 Mr. Frankel was a partner for thirteen years in the accounting firm of Frankel and Kohn. He brings over twenty-five years experience in financial consulting to his role as a member of our board. Mr. Frankel has been a financial and tax consultant to SheerVision-CA since its inception in 1999 and briefly served as its interim CFO during 2005. Mr. Frankel holds a B.S. in Business Administration and is ABV accredited.

Terri Wiest has served as our National Sales Director, Dental Hygiene Division since July 2003. In this capacity, Ms. Wiest is responsible for the sales and marketing activities of the Dental Hygiene market, overseeing a dedicated sales force covering 280 schools, as well as dental meetings, in the U.S. & Canada. Ms. Wiest was President of the Arizona State Dental Hygienists’ Association from 2003 to 2004. A licensed dental hygienist in Arizona and California, Ms. Wiest practiced clinical dental hygiene for over 20 years prior to joining us after completing her professional education at Phoenix College.

Martin Chaput has served as our Online Marketing Manager since June 2006. In this capacity, Mr. Chaput is responsible for the design and implementation of SheerVision’s online marketing programs, as well as the technology that supports these transactions. Prior to joining us, Mr. Chaput was Product Marketing Manager for Louis and Company from 2002 to 2006. Mr. Chaput holds an MBA in Marketing and IT Management/E-Commerce from the Merage School of Business, University of California, Irvine.

Directors and Officers

Each director is elected for a period of one year at our annual meeting of stockholders and serves until the next such meeting and until his or her successor is duly elected and qualified. The board of directors may also appoint additional directors up to the maximum number permitted by our By-Laws. A director so chosen or appointed will hold office until the next annual meeting of stockholders.

Each of our executive officers serves at the discretion of our board of directors and holds office until his or her successor is elected or until his or her earlier resignation or removal in accordance with our Second Amended and Restated Certificate of Incorporation and By-Laws.

Meetings and Committees of the Board

During the year ended August 31, 2007, our board of directors held one meeting and took actions by written consent on three occasions.

Committees of the Board of Directors

On April 21, 2006, we established an audit committee and a compensation committee, which are responsible, respectively, for the matters described below.

Audit Committee

The audit committee is responsible for the following:

•	reviewing the results of the audit engagement with the independent auditors;

•	identifying irregularities in the management of our business in consultation with our independent accountants, and suggesting appropriate courses of action;

•	reviewing the adequacy, scope, and results of the internal accounting controls and procedures;

•	reviewing the degree of independence of the auditors, as well as the nature and scope of our relationship with our independent auditors;

•	reviewing the auditors' fees; and

•	recommending the engagement of auditors to the full board of directors.

A charter has been adopted to govern the audit committee. The members of the audit committee are Sharon Biddle and Shemiran Hart. At the date hereof, each member is deemed an audit committee financial expert and is considered an independent director under Rule 4200(a)(15) of the Nasdaq Marketplace Rules, even though such definition does not currently apply to us because we are not listed on Nasdaq.

Compensation Committee

The compensation committee determines the salaries and incentive compensation of our officers and provides recommendations for the salaries and incentive compensation of our other employees and consultants. The members of the compensation committee are David Frankel and Sharon Biddle.

The compensation of our executive officers is generally determined by the compensation committee of the board of directors, subject to applicable employment agreements. Our compensation programs are intended to enable the attraction, motivation, reward, and retention of the management talent required to achieve corporate objectives and thereby increase stockholder value. Our policy has been to provide incentives to our senior management to achieve both short-term and long-term objectives and to reward exceptional performance and contributions to the development of our business. To achieve these objectives, the executive compensation program may include a competitive base salary, cash incentive bonuses, and stock-based compensation.

The compensation committee annually establishes, subject to the approval of our board of directors and any applicable employment agreements, the salaries that will be paid to our executive officers during the coming year. In setting salaries, the compensation committee intends to take into account several factors, including the following:

•	competitive compensation data;

•	the extent to which an individual may participate in the stock plans which may be maintained by us; and

•	qualitative factors bearing on an individual's experience, responsibilities, management and leadership abilities, and job performance.

Nominating Committee

Each member of our board of directors participates in the consideration of director nominees. Stockholders may submit in writing to our secretary at our address set forth elsewhere in this Annual Report on Form 10-KSB the names and five year backgrounds for the board of directors' consideration in its selection of nominees for directors. Currently, our share ownership is relatively concentrated in Suzanne Lewsadder and Jeffrey Lewsadder, our Chief Executive Officer and President, respectively; as such, it is improbable that any board nominee found to be unqualified or unacceptable by the majority stockholders could be selected as a member of the board of directors. Accordingly, there is no nominating committee and we do not rely on pre-approval policies and procedures for our nomination process. We intend to implement the necessary formation of a nominating committee and will establish proper policies and procedures upon such time as our share ownership is more diversified.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

•	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•
being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Code of Ethics

We adopted a Code of Ethics that applies to our officers, employees and directors, including our principal executive officers, principal financial officers and principal accounting officers. The code of ethics sets forth written standards that are designed to deter wrongdoing and to promote:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	Full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us;

•	Compliance with applicable governmental laws, rules and regulations;

•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code of ethics; and

•	Accountability for adherence to the code of ethics.

We will provide a copy of our Code of Ethics to any person without charge, upon request. Requests can be made to: Sheervision, Inc., 4030 Palos Verdes Drive North, Suite 104 Rolling Hills Estates, California 90274.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and officers, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all the Section 16(a) forms they file.

Based solely upon a review of Forms 3, 4 and 5 furnished to us, we are not aware of any person who, at any time during the fiscal year ended August 31, 2007, was a director, officer, or beneficial owner of more than 10% of the common stock of the Company and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year except with respect to the following individuals who have not made filings and/or timely filed for the fiscal year ended August 31, 2007: Jeffrey Lewsadder and Suzanne Lewsadder each failed to file a Form 5.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth the compensation earned during the years ended August 31, 2007 and 2006 by our Chief Executive Officer, President and Chief Financial Officer and our two most highly compensated non-executive officers. We refer to such individuals as “named executive officers”:

Name and Principal Position	Year (1)	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Suzanne Lewsadder; Chairman and Chief Executive Officer	2007	112,500	44,073	--	--	--	--	26,091 (2)	182,664
	2006	112,500	--	--	--	--	--	8,187(2)	120,687
Jeffrey Lewsadder; President and Secretary	2007	112,500	27,443	--	--	--	--	26,568(2)	166,511
	2006	112,500	--	--	--	--	--	14,707(2)	127,207
Suzanne Puente; Chief Financial Officer	2007	100,008	40,000	--	--	--	--	16,511(2)	156,519
	2006	75,000(3)	--	--	--	--	--	11,711(2)	86,711
Terri Wiest; National Sales Director, Dental Hygiene Division	2007	60,000	55,228(4)	--	--	--	--	6,660(2)	121,888
	2006	60,000	67,877(4)	--	--	--	--	3,889	131,766
Martin Chaput; Online Marketing Manager	2007	80,000	--	--	--	--	--	12,026(2)	92,026
	2006	15,179(5)	--	--	--	--	--	2,010(2)	17,189
    ___________

1	The information is provided for each fiscal year referenced beginning September 1 and ending August 31.
2	See “All Other Compensation” table below.
3	The referenced individual is entitled to a salary of $100,000 per annum. The amount referenced reflects the amount earned during fiscal year 2006 since commencement of employment on December 1, 2005.
4	Referenced amount represents sales commissions earned.
5	The referenced individual is entitled to a salary of $80,000 per annum. The amount referenced represents the amount earned during fiscal year 2006 since commencement of employment in June 2006.

All Other Compensation

All Other Compensation amounts in the Summary Compensation Table consist of the following:

Name	Year	Automobile Related Expenses ($)	Medical Related Expenses ($)	Insurance Premium ($)	Total ($)
Suzanne Lewsadder	2007	11,253	13,936	902	26,091
	2006	4,207	3,078	902	8,187
Jeffrey Lewsadder	2007	11,108	14,890	570	26,568
	2006	11,019	1,902	1,786	14,707
Suzanne Puente	2007	--	16,311	200	16,511
	2006		11,511	200	11,711
Terri Wiest	2007	--	6,401	259	6,660
	2006	--	3,889	--	3,889
Martin Chaput	2007	--	11,991	35	12,026
	2006	--	2,010	--	2,010

Outstanding Equity Awards

As of August 31, 2007, we have no outstanding equity awards.

Compensation of Directors

During the fiscal year ended August 31, 2007, directors received no compensation for their services as directors. Pursuant to our By-Laws, directors may receive such compensation for their services and such reimbursement of expenses for attending meetings as our board of directors may determine from time to time. Pursuant to our 2007 Stock Option Plan for Independent and Non-Employee Directors, our independent directors are entitled to a grant of options to purchase our common stock. See “Executive Compensation - Stock Option Plans” below.

Employment Agreements

Currently, we do not maintain employment agreements with our executive officers. We intend to enter into an employment agreement with each executive officer prior to December 31, 2007. We anticipate that these agreements will contain provisions which will be comparable to those of similarly situated companies in our industry with respect to confidentiality, non-competition and assignment of intellectual property.

Stock Option Plans

2007 Stock Option Plan

On January 25, 2007, our board of directors adopted, and on the same date, holders of a majority of the voting power of the outstanding shares of our capital stock approved, our 2007 Stock Option Plan (the “Plan”). The Plan authorizes the grant of options and stock purchase rights with respect to up to an aggregate of 3,000,000 shares of our common stock to our or our subsidiaries’ employees and directors and individuals, including consultants, performing services for us or our subsidiaries. As of August 31, 2007, no awards have been made under the Plan.

2007 Stock Option Plan for Independent and Non-Employee Directors

On January 25, 2007, our board of directors adopted, and on the same date, holders of a majority of the voting power of the outstanding shares of our capital stock approved, the 2007 Stock Option Plan for Independent and Non-Employee Directors (the “Directors Plan”) for the purpose of promoting our interests and those of our stockholders by increasing the proprietary and vested interest of such directors in our growth and performance. The Directors Plan authorizes the grant of options with respect to up to an aggregate of 200,000 shares of our common stock. As of August 31, 2007, no awards have been made under the Directors Plan.

The Directors Plan provides that each newly elected independent or non-employee director upon first election or appointment to the board will receive options to purchase 2,000 shares of our common stock and, immediately following each annual meeting of stockholders, each such director who has served in such capacity for more than twelve months preceding such meeting will receive an option to purchase an additional 3,000 shares of our common stock.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of August 31, 2007 the beneficial ownership of (i) each person known by us to beneficially own five percent (5%) or more of the outstanding shares; (ii) our named executive officers; and (iii) our officers and directors as a group.

As used in the table below and elsewhere in this Annual Report on Form 10-KSB, the term “beneficial ownership” with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the next 60 days following the date hereof. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated. The table below is based on 12,693,523 shares of our common stock issued and outstanding as of August 31, 2007.

Except as otherwise noted, the address of the referenced individual is c/o SheerVision, Inc., 4030 Palos Verdes Drive North, Suite 104, Rolling Hills, California 90274.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Class Beneficially Owned
Suzanne Lewsadder(1)(2)	9,219,137(3)	72.6%
Jeffrey Lewsadder(1)(2)	9,219,137(3)	72.6%
Shemiran Hart(1)	0	0%
Sharon Biddle(1)	31,041	*%
David Frankel(1)	31,041	*%
Suzanne Puente(2)	0	0%
Terri Wiest	0	0%
Martin Chaput	0	0%
All Current Executive Officers and Directors as a Group (6 persons)	9,281,219	73%

*	Less than one percent

(1)	Indicates Director.

(2)	Indicates Officer.

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

On April 18, 2007, we entered into a consulting agreement for investor and public relations services. In consideration for consultant's services, he is entitled to $5,000 per month for the twelve-month term of the agreement, unless terminated sooner. In addition, Suzanne Lewsadder and Jeffery Lewsadder, our Chief Executive Officer and President, respectively, and beneficial holders of a majority of our outstanding common stock transferred an aggregate of 306,000 shares of our common stock to the consultant.

In December 2005, we entered into a credit line which provided us with a revolving credit facility of up to $300,000. The credit line expired April 15, 2007. The credit line bore interest at 1.25% above the bank prime rate and was collateralized by a security interest in all of the assets of SheerVision-CA. All obligations under the credit line were personally guaranteed by Suzanne Lewsadder and Jeffrey Lewsadder, our Chief Executive Officer and President, respectively. Outstanding indebtedness under the credit line was $0 in each of the years ended August 31, 2007 and 2006.

ITEM 13. EXHIBITS AND INDEX OF EXHIBITS.

The Exhibits below are included as part of this Annual Report on Form 10-KSB.

Exhibit No.	Description

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

3.5
Certificate of Amendment of Articles of Incorporation of SheerVision, Inc., a California corporation (incorporated by reference to Exhibit 3.4 to Current Report on Form 8-K/A of SheerVision, Inc., a Delaware corporation (formerly Clean Water Technologies, Inc.), filed with the Securities and Exchange Commission on March 28, 2006).

3.6
By-laws of SheerVision, Inc., a California corporation (incorporated by reference to Exhibit 3.5 to Current Report on Form 8-K/A of SheerVision, Inc., a Delaware corporation (formerly Clean Water Technologies, Inc.), filed with the Securities and Exchange Commission on March 28, 2006).

3.7
Form of Certificate of Designations, Preferences, Rights, and Limitations of Series A Cumulative Convertible Preferred Stock as filed with the Secretary of State of Delaware (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K of SheerVision, Inc., a Delaware corporation (formerly Clean Water Technologies, Inc.), filed with the Securities and Exchange Commission on May 11, 2006)

4.1
Warrant, issued to Patricia Hall (Hallmark Capital), dated as of September 28, 2005 (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K/A of SheerVision, Inc., a Delaware corporation (formerly Clean Water Technologies, Inc.), filed with the Securities and Exchange Commission on March 28, 2006).

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

10.8
Letter of Engagement, dated as of December 14, 2004, between SheerVision, Inc., a California corporation, and Hallmark Capital Corp. (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K/A of SheerVision, Inc., a Delaware corporation (formerly Clean Water Technologies, Inc.), filed with the Securities and Exchange Commission on March 28, 2006).

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

10.23
Form of Side Letter, dated as of April 20, 2006, between Northeast Securities and Clean Water Technologies, Inc. (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K of SheerVision, Inc., a Delaware corporation (formerly Clean Water Technologies, Inc.), filed with the Securities and Exchange Commission on May 11, 2006).

10.24
Form of Registration Rights Letter delivered by Clean Water Technologies, Inc. in connection with the 2006 Private Placement (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K of SheerVision, Inc., a Delaware corporation (formerly Clean Water Technologies, Inc.), filed with the Securities and Exchange Commission on May 11, 2006).

10.25
Form of Registration Rights Letter delivered by Clean Water Technologies, Inc. in connection with the 2005 Private Placement (incorporated by reference to Exhibit 10.25 to Form SB-2/A of SheerVision, Inc., a Delaware corporation (formerly Clean Water Technologies, Inc.), filed with the Securities and Exchange Commission on September 22, 2006).

10.26
2007 Stock Option Plan (incorporated by reference to Exhibit A to the Information Statement pursuant to Section 14C of the Securities and Exchange Act of 1934 on Form Def-14C filed with the Securities and Exchange Commission on March 13, 2007).

10.27
2007 Stock Option Plan for Independent and Non-Employee Directors (incorporated by reference to Exhibit B to the Information Statement pursuant to Section 14C of the Securities and Exchange Act of 1934 on Form Def-14C filed with the Securities and Exchange Commission on March 13, 2007).

10.28
Investor and Public Relations Consulting Agreement dated April 18, 2007 between SheerVistion, Inc, a Delaware corporation and Mark Taggatz (incorporated by reference to Exhibit 10.1 to Current Report on Form 8K of SheerVision, Inc filed with the Securities and Exchange Commission on April 24, 2007).

14.1
Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to Current Report on Form 8-K/A of SheerVision, Inc., a Delaware corporation (formerly Clean Water Technologies, Inc.), filed with the Securities and Exchange Commission on March 28, 2006).

21.1	Subsidiaries of SheerVision, Inc.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

    We incurred the following fees to Miller Ellin & Company LLP for services rendered during the fiscal year ended August 31, 2007 and 2006:

Summary:	2005	2006	2007

Audit fees	-----	110,407	87,401
Audit related fees	-----	-----	-----
Tax fees	-----	-----	38,943*
Other fees	-----	-----	-----
_________
* Amount represents fees for preparation of our tax returns.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 29, 2007

SHEERVISION INC.

	By:	/s/ Suzanne Lewsadder
Suzanne Lewsadder
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Suzannne Lewsadder	Chief Executive Officer	November 29, 2007
Suzanne Lewsadder	and Director
(Principal Executive Officer)

/s/ Jeffrey Lewsadder	President and Director	November 29, 2007
Jeffrey Lewsadder

/s/ Suzanne Puente	Chief Financial Officer	November 29, 2007
Suzanne Puente
(Principal Financial and
Accounting Officer)

/s/ Sharon Biddle	Director	November 29, 2007
Sharon Biddle

/s/ David Frankel	Director	November 29, 2007
David Frankel

SHEERVISION, INC. AND SUBSIDIARY
FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2007 AND 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders,
SheerVision, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of SheerVision, Inc. (the “Company”) and Subsidiary, as of August 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SheerVision, Inc. as of August 31, 2007 and 2006 and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had negative cash flow from operations of $807,163 in 2007, an accumulated deficit of $4,764,363 at August 31, 2007, and recurring losses from operations. These factors, among others, raise doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Miller, Ellin & Company, LLP
MILLER ELLIN & COMPANY, LLP

New York, New York
November 29, 2007

SHEERVISION, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	August 31,	August 31,
	2007	2006

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$265,262	$1,114,626
Accounts receivable, net	50,397	73,864
Inventory	341,219	276,922
Prepaid expenses and other current assets	73,160	76,429

Total Current Assets	730,038	1,541,841

PROPERTY AND EQUIPMENT, net	117,864	101,345

INTANGIBLE ASSETS, net	8,090	-

	$855,992	$1,643,186

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$337,013	$204,153
Accrued expenses and other current liabilities	88,957	103,725
Accrued dividends preferred series A	324,370	55,358
Total Current Liabilities	750,340	363,236

Preferred Stock, Series A, 9% cumulative convertible;
$.001 par value, $10 per share, Authorized 350,000
issued and outstanding 270,046 shares	270	308
Common Stock: par value $.001;
Authorized 90,000,000 shares -
issued and outstanding 12,693,523	12,694	12,278
Additional paid in capital	4,857,051	4,857,429
Accumulated deficit	(4,764,363)	(3,590,065)
Total Stockholders' Equity	105,652	1,279,950

	$855,992	$1,643,186

See accompanying notes to consolidated financial statements

SHEERVISION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED
	AUGUST 31,
	2007	2006

NET SALES	$4,351,907	$2,980,584

COST OF GOODS SOLD	1,437,056	1,134,516

GROSS PROFIT	2,914,851	1,846,068

OPERATING EXPENSES:
Shipping	163,015	135,044
Selling and marketing	1,881,242	1,524,957
General and administrative	1,756,161	1,421,667
Product development	29,523	29,782
Total operating expenses	3,829,941	3,111,450

PROFIT (LOSS) FROM OPERATIONS	(915,090)	(1,265,382)

OTHER INCOME (EXPENSE)
Interest expense	-	(227,355)
Interest income	12,706	31,909
Registration penatly on preferred stock issuance	-	(45,105)
Amortization of deferred financing Costs	-	(864,117)
Total other income (expense)	12,706	(1,104,668)

GAIN (LOSS) BEFORE INCOME TAX	(902,384)	(2,370,050)

PROVISION FOR INCOME TAX-CURRENT	2,902	(20,676)

NET PROFIT (LOSS)	$(905,286)	$(2,349,374)

ACCRUED PREFERRED STOCK DIVIDENDS	(269,012)	(55,358)

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(1,174,298)	$(2,404,732)

BASIC AND DILUTED LOSS PER SHARE APPLICABLE TO COMMON SHAREHOLDERS:
Basic and Diluted	$(0.09)	$(0.47)

Weighted average number of shares outstanding	12,373,888	5,072,015

See accompanying notes to consolidated financial statements

SHEERVISION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED
	AUGUST 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(905,286)	$(2,349,374)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	25,681	3,906
Amortization	472	864,117
Deferred interest expense	-	68,838
Changes in assets and liabilities:
Accounts receivable	23,467	(35,922)
Inventory	(64,297)	(137,028)
Deferred financing costs	-	(222,422)
Deferred patent costs	(8,562)	-
Prepaid expenses	3,269	(9,510)
Accounts payable	132,861	(22,319)
Other current assets	-	3,580
Accrued expenses and other current liabilities	(14,768)	(29,545)

NET CASH USED IN OPERATING ACTIVITIES	(807,163)	(1,865,679)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(42,201)	(105,251)
Purchase of stock - CWTI	-	(625,000)
NET CASH USED IN INVESTING ACTIVITIES	(42,201)	(730,251)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of debt	-	4,345,577
Offering costs	-	(642,645)
Issuance of common stock	-	2,251
Issuance of Preferred stock	-	308
Proceeds from exercise of warrants	-	3,229

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	3,708,720

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(849,364)	1,112,790

CASH AND CASH EQUIVALENTS - beginning	1,114,626	1,836

CASH AND CASH EQUIVALENTS - ending	$265,262	$1,114,626

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
Cash paid during the period for:
Interest	$-	$158,759

Income taxes	$3,200	$3,340

SUPPLEMENTAL DISCLOSURES OF NON - CASH INVESTING
AND FINANCING ACTIVITIES:

Accrued preferred stock dividends	$269,012	$-

Adjustments related to reverse merger into public shell	$-	$1,125,335

See accompanying notes to consolidated financial statements

SHEERVISION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED AUGUST 31, 2007 AND 2006
	Preferred stock		Common stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity

BALANCE, August 31, 2005			135,135	$135	$865	$(59,998)	$(58,998)

Fair Value of warrant issued with 12% notes			-	-	68,838	-	68,838

Fair Value of agent warrants issued with 12% notes			-	-	182,711	-	182,711

Purchase of majority ownership of Clean Water Technologies, Inc. (CWTI)			-	-	(625,000)	-	(625,000)

Recapitalization from acquisition transaction			9,891,593	9,892	1,115,445	(1,125,335)	-

Issuance of common stock in connection with private placement offering, net of offering expenses			1,366,874	1,367	382,510	-	383,878

Conversion of 12% converible notes			773,917	774	217,234	-	218,009
-
Fair value of warrants issued with 9% convertible notes			-	-	245,460	-	245,460

Fair value of agent warrants issued in connection with private placement			-	-	162,950		162,950

Issuance of preferred stock for 9% convertible preferred noteS	307,546	308			3,075,161		3,075,469

Conversion of 12% converible notes			99,220	99	28,026	-	28,125

Warrants exercised			11,430	11	3,229		3,240

Dividend Accrued on Preferred Stock						(55,358)	(55,358)

Net Loss			-	-	-	(2,349,374)	(2,349,374)

BALANCE, August 31, 2006	307,546	$308	12,278,169	$12,278	$4,857,429	$(3,590,065)	$1,279,950

Preferred stock conversion	(37,500)	(38)	416,667	417	(379)		-

Reduction for bond reserve			(1,313)	(1)	1		-

Dividend Accrued on Preferred Stock						(269,012)	(269,012)

Net Loss						(905,286)	(905,286)

BALANCE, August 31, 2007	$270,046	270	12,693,523	$12,694	$4,857,051	$(4,764,363)	$105,652

See accompanying notes to consolidated financial statements

SHEERVISION, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 2007 AND 2006

NOTE 1 - DESCRIPTION OF BUSINESS

SheerVision, Inc. (the “Company”), a Delaware corporation, designs and sells high quality, value-priced surgical loupes, light systems and related optical products for the dental, medical and veterinary markets. Through our exclusive arrangement with manufacturers based in Asia, we can provide top quality surgical loupes and light systems directly to end-users at substantially lower prices than similar competitors' products.

On December 1, 2005, SheerVision, Inc., a California corporation (“SheerVision-CA”) acquired 4,517,800 shares (610,514 shares after giving effect to the 1 for 7.4 reverse stock split to its then stockholders) of the common stock, par value $0.001, of the Company which was then called Clean Water Technologies, Inc. (“CWTI”), or 54.579% of the outstanding shares of CWTI, from two individuals for a purchase price of $625,000.

On March 27, 2006, CWTI entered into a Share Exchange and Reorganization Agreement with SheerVision-CA, and its shareholders thereof, in which all SheerVision-CA shareholders exchanged all of the outstanding and issued common stock of SheerVision-CA for an aggregate of 9,525,137 shares of CWTI common stock, representing 95% of its outstanding common stock after giving effect to the transaction. As a result, SheerVision-CA became a wholly-owned subsidiary of CWTI and all options, warrants exercisable for, and securities convertible into, shares of SheerVision-CA common stock, became exercisable for or convertible into such number of shares of CWTI common stock as the holder thereof would have received if such options and warrants had been exercised, or such convertible securities converted, immediately prior to closing.

Effective June 19, 2006 the Company formally changed its name from Clean Water Technologies, Inc. to SheerVison, Inc.

Going Concern Considerations

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As of August 31, 2007, the Company had an accumulated deficit of $4,764,363, recurring losses from operations and negative cash flow from operating activities of $807,163 for the year then ended. The Company also had a negative working capital of $20,302 as of August 31, 2007.

SHEERVISION, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 2007 AND 2006

NOTE 1 - DESCRIPTION OF BUSINESS (CONTINUED)

The Company intends to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital or other cash requirements for the year ending August 31, 2008. The Company is seeking additional funds to finance its immediate and long-term operations. The successful outcome of future financing activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

These factors, among others, raise doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

In response to these problems, management has taken the following actions:

• the Company is expanding its revenue base beyond its retail operations into both domestic and international distributor relationships;

• the Company is aggressively signing up new international distributors through its IDP program; and

• the Company is seeking investment capital.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. Such financial statements and accompanying notes are the representation of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting policies generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of Sheervision, Inc. and its wholly owned subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

SHEERVISION, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 2007 AND 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Revenue Recognition

The Company’s surgical loupes and lighting products need no installation and are ready for use upon receipt by the customer.  Products sold are delivered by shipments made through common carrier and revenue is recognized upon shipment to the customer.  Discounts, and sales incentives are recognized as a reduction of revenue at the time of sale.  The Company offers an unconditional satisfaction guarantee for a 30 day period and permits product returns within 30 days of purchase, at which time returns are accepted and refunds are made.  Shipping charges and special orders are nonrefundable.

Cash and Cash Equivalents

The Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable represent balances due from customers for the sale of the Company’s products. An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible, based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the year. Management has provided an allowance for doubtful accounts of $507 and $1,723 at August 31, 2007 and August 31, 2006, respectively.

Concentrations of Credit Risk

Financial instruments and related items that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. To date, the Company has not experienced any such losses and believes it is not exposed to any significant credit risk.

SHEERVISION, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 2007 AND 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Inventory

Inventory is valued at the lower of cost or market, determined on a first-in, first-out basis. At August 31, 2007 and 2006, inventory consisted of finished goods and raw materials. Because of the technical nature of the products, the Company may be exposed to a number of factors that could result in portions of its inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes in its markets, competitive pressures in products and prices, and the introduction of new product lines. The Company regularly evaluates its ability to realize the value of its inventory based on a combination of factors, including historical usage rates, forecasted sales, product life cycles, and market acceptance of new products. When inventory that is obsolete or in excess of anticipated usage is identified, it is written down to realizable value or an inventory valuation reserve is established.

Property and Equipment

Property and equipment are stated at cost and are being depreciated using the straight-line method over the estimated useful lives of the related assets, of five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the remaining lease terms. The Company follows the practice of charging maintenance renewals and minor repairs to expense as incurred. Renewals and betterments that materially increase the value of the property are capitalized.

Income Taxes

Deferred income taxes are recognized for temporary differences between financial statement and income tax basis of assets and liabilities and loss carryforwards for which income tax benefits are expected to be realized in future years. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount expected to be realized. In estimating future tax consequences, the Company generally considers all expected future events other than an enactment of changes in the tax laws or rates. The deferred tax asset is continually evaluated for realizability. To the extent the Company’s judgment regarding the realization of the deferred tax assets changes, adjustment to the allowance is recorded, with an off setting increase or decrease, as appropriate, to income tax expense. Such adjustments are recorded in the period in which the Company’s estimate as to the realizability of the asset changed that it is “more likely than not” that all of the deferred tax assets will be realized. The “more likely than not” standard is subjective, and is based upon the

SHEERVISION, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 2007 AND 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Company’s estimate of a greater than 50% probability that its long range business plan can be realized. Deferred tax liabilities and assets are classified as current or non-current based on the classification of the related asset or liability for financial reporting. A deferred tax liability or asset that is not related to an asset or liability for financial reporting, including deferred tax assets related to NOL carry forwards, are classified according to the expected revenue date of the temporary difference.

Long-Lived Assets

Property, equipment and certain other long-lived assets are amortized over their useful lives. Useful lives are based on management’s estimates of the period that the assets will generate revenues. Management evaluates the recoverability of the Company’s long-lived assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Any impairment of value will be recognized as an expense in the statement of operations. The Company recorded no impairments for the years ended August 31, 2007 and 2006.

Stock - Based Employee Compensation

Effective January 25, 2007, the Company adopted the provisions of statement of Financial Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123 (R)”), which is a revision of SFAS No. 123. SFAS No. 123 (R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows, Generally, the approach to accounting for share-based payments in SFAS No. 123 (R) is similar to the approach described in SFAS No. 123.

However, SFAS 123 (R) requires all new share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Pro forma disclosure of the fair value of new share-based payments is no longer an alternative to financial statement recognition.

SHEERVISION, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 2007 AND 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Basic and Diluted Loss Per Share

In accordance with the Financial Accounting Standards Board’s SFAS No. 128, Earnings Per Share, the basic loss per common share, which excludes dilution, is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding. Diluted loss per common share reflects the potential dilution that could occur if all potential common shares had been issued and if the additional common shares were dilutive.

Research and Development

Research and development costs are expensed as incurred.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates made by management include revenue recognition, estimates of collectibility of accounts receivable, the realizability of deferred tax assets and the adequacy of inventory reserves. Management bases its estimates and assumptions on historical experience and on various other assumptions that it believes are reasonable under the circumstances. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The estimated fair values for financial instruments under SFAS No. 107, Disclosures about Fair Value of Financial Instruments, are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. For certain of the Company’s financial instruments, including certain assets, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short term nature.

SHEERVISION, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 2007 AND 2006

NOTE 3 - LINE OF CREDIT

The Company had an agreement with a bank for a revolving credit facility of up to $300,000 (the “Line”) which expired on April 15, 2007 which has not been renewed. The Line’s interest rate was 1.25% above the bank's prime rate and was collateralized by a security interest in all of the assets of the Company. In addition, all obligations to the bank were personally guaranteed by two stockholders of the Company who are also officers and directors. There were no outstanding borrowings under the Line as of August 31, 2007 and August 31, 2006. Interest expense for the 12 months ended August 31, 2007 and August 31, 2006 under the Line amounted to $0 and $6,945, respectively.

NOTE 4 - INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out method) or market, and consist of the following:

	August 31,
	2007	2006
Finished Goods	$331,642	$196,026
Raw Materials	9,577	80,896
Total	$341,219	$276,922

SHEERVISION, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 2007 AND 2006

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation and amortization, and consist of the following:

		August 31,
	Estimated	2007	2006
	Useful lives

Manufacturing equipment	7 years	$93,765	$57,923
Office and computer equipment	5 years	46,507	40,148
Leasehold improvement	15 years	7,179	7,179
		147,451	105,250
Less: Accumulated Depreciation & Amortization		29,587	3,905
Property and Equipment, net		$117,864	$101,345

Depreciation and amortization expense for the years ended August 31, 2007 and 2006 amounted to $25,681 and $3,906, respectively.

NOTE 6 - INTANGIBLE ASSETS

During the year ended August 31, 2007, the Company filed for patent protection with the United States Patent and Trademark Office for certain developed technologies. The Company has received notification of patent pending status. The cost incurred by the Company was $8,562 and is being amortized on a straight-line basis over a period of 15 years and is stated net of accumulated amortization of $472.

NOTE 7 - LOSS PER COMMON SHARE

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

The following table sets forth the computation of basic and diluted loss per common share:

SHEERVISION, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 2007 AND 2006

NOTE 7 - LOSS PER COMMON SHARE - (CONTINUED)

	Twelve Months Ended		Three Months Ended
	August 31,		August 31,
	2007	2006	2007		2006
Numerator:
Net profit(loss)	$(905,286)	$(2,349,374)		$11,292	$(888,113)
Series A preferred - Stock dividends	(269,012)	(55,358)		(61,417)	(55,358)
Net loss attributable to common stockholders:
-basic and diluted	$(1,174,298)	$(2,404,732)	$	(50,125)	$(943,471)

Denominator:
Basic - weighted average common shares	12,373,888	5,072,015		12,670,375	10,740,325
Warrants	-	-		-	-
Convertible preferred stock	-	-		-	-
Diluted-weighted average common shares	12,373,888	5,072,015		12,670,375	10,740,325
Basic and diluted loss per common share	$(0.09)	$(0.47)		$(0.00)	$(0.09)

Warrants, and convertible preferred stock, in accordance with the following table, were excluded from the computation of diluted loss per share for the twelve and three months ended August 31, 2007 and 2006, respectively, because the effect of their inclusion would be antidilutive.

	Twelve months ended		Three months ended
	August 31,		August 31,
	2007	2006	2007	2006
Warrants to purchase - common stock	1,488,989	1,488,989	1,488,989	1,488,279
Convertible preferred stock	3,000,523	-	3,000,523	-
	4,489,512	1,488,989	4,489,512	1,488,279

SHEERVISION, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 2007 AND 2006

NOTE 8 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial reporting purposes, the Company has incurred substantial losses which have caused management to doubt, based on the available objective evidence whether it was more likely than not that the net deferred tax assets would be fully realizable. Accordingly, the Company has provided for a full valuation allowance against its net deferred tax asset. The Company's deferred tax asset at August 31, 2007 and 2006 is comprised of the following components:

	2007	2006
Net operating losses carry forwards	$1,386,000	$928,000
Less: Valuation allowance	(1,386,000)	(928,000)
Net deferred tax asset	$-0-	$-0-

At August 31, 2007, the Company has net operating loss carry forwards for federal tax purposes of approximately $3,747,000, which expire in years 2024 through 2027.

SHEERVISION, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 2007 AND 2006

NOTE 8 - INCOME TAXES- (CONTINUED)

The provision (benefit) for income taxes for the years ended August 31, 2007 and 2006 are summarized as follows:

		2007	2006
Current	- federal	$-	$-
	- state	2,902	1,721
		2,902	1,721

Deferred	- federal	-	(17,975)
	- state	-	(4,422)
		-	(22,397)

Total provision (benefit)		$2,902	$(20,676)

A reconcilation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. Federal income tax rate to income before income taxes is as follows:

	Years Ended August 31,
	2007	2006
Computed tax at the federal statutory rate of 34%	$(307,000)	$(806,000)
State income tax, net of federal benefit	(54,000)	(122,000)
Valuation allowance	361,000	928,000
Other	2,902	(20,676)
	$2,902	$(20,676)

SHEERVISION, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 2007 AND 2006

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company is negotiating a new three year non-cancellable lease effective December 1, 2007 and expiring December 1, 2010. The lease obligation based on minimum monthly rents is expected to be as follows:

FISCAL YEARS ENDED
2008	50,679
2009	55,007
2010	56,657
$162,343

Rent expense for the years ended August 31, 2007 and 2006 amounted to $48,268 and $35,646, respectively.

Litigation

On January 10, 2007, a complaint was filed in the United States District Court Central District of California by Martin Hogan Pty, Ltd. which is currently brought against the Company and our Chief Executive Officer and President. Plaintiff, a former supplier of frames of ours, alleges copyright and trade dress infringement in its frames and is seeking damages as well as permanent injunctive relief. On June 19, 2007, the Court issued an order which, among other things, denied plaintiff’s motion for a preliminary injunction, dismissed the plaintiff’s state law claims and denied our motion to stay the proceedings. On July 10, 2007, the plaintiff filed an amended complaint and on August 17, 2007, the Company filed a motion to dismiss the plaintiff’s state law and trade dress infringement claims in its amended complaint. The Company intends to continue vigorously defending itself in this action and based on its understanding of the relevant facts and circumstances and the denial of the plaintiff’s preliminary injunction, the Company believes that it has meritorious defenses.

SHEERVISION, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 2007 AND 2006

NOTE 9 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

On June 25, 2007, General Scientific Corporation initiated a “Section 337” complaint against us with the International Trade Commission (“ITC”) alleging the unlawful importation and sale in the United States of certain magnifying loupe products which allegedly infringe certain of the complainant's patents. The complainant seeks a permanent exclusion order prohibiting entry into the United States of the purportedly infringing products together with a cease and desist order prohibiting the Company from selling the purportedly infringing products in the United States. On July 26 2007, the ITC instituted an investigation into actions based on the complainant’s allegations. On August 17 2007, the Company answered the complaint by denying the allegations and asserting various defenses and on October 29, 2007 the Company filed a motion for summary determination of non-infringement which on November 26, 2007 was denied. Though the Company views the claims as completely frivolous and without merit, the Company is currently in negotiations with the complainant to settle this action.

There is no other litigation pending or to the Company's knowledge, threatened litigation or administrative action (including litigation or action involving the Company's officer, directors or other key personnel) which in the Company's opinion has or is expected to have, a material adverse effect upon its financial condition or operations.

NOTE 10 - FINANCING TRANSACTIONS

12% Secured Convertible Note

In a September 12, 2005 private placement, SheerVision-CA issued 24 investment units each consisting of a $50,000, 12% secured convertible note that matured September 12, 2006 (the “12% notes”) and 1,200 five-year common stock purchase warrants entitling the holder to purchase Company common stock at $2.70 per share, or $0.28346 after giving effect to the exchange agreement with CWTI. The conversion of the 12% notes is subject to anti-dilution adjustment. Each note-holder is entitled to convert up to 22.5% of the principal amount of the 12% notes into shares of Company common stock. Interest is payable at the date of maturity. As of August 31, 2006, principal and interest were paid in full.

Based on relative fair values, the Company has attributed $68,838 of the total proceeds to the warrants, accounted for as a discount to the convertible note and as additional paid-in capital.

SHEERVISION, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 2007 AND 2006

NOTE 10 - FINANCING TRANSACTIONS (CONTINUED)

In connection with the issuance of the 12% notes, SheerVision-CA gave its placement agent warrants to purchase 238,128 shares of Company common stock and its financial advisor warrants to purchase 476,257 shares of Company common stock at an exercise price of $0.28346 per share, for a term of five years. Accordingly, the fair value totaling $182,711 of those warrants has been charged to deferred financing costs and was amortized over the 12-month term of the 12% notes.

Interest expense for the fiscal years ended August 31, 2007 and August 31, 2006 amounted to $0 and $101,550 respectively. SheerVision-CA was required to prepay the principal and any accrued interest on the 12% notes upon the closing of an equity financing having gross proceeds of at least $3 million. In connection with a private placement in May 2006 of units of securities described below, eleven holders of the notes elected to convert 22.5% ($174,375) of their 12% notes in the aggregate amount of $775,000 into 615,165 shares of Company common stock, with the $600,625 balance from the private placement converted into an aggregate principal amount of $450,000 of 9% convertible notes, 200,004 shares of Company common stock, and warrants to acquire 45,000 additional shares of Company common stock. Six holders elected to extend their 12% notes having an aggregate amount of $263,750 for the remaining term, one holder elected to convert 22.5% of the principal ($11,250) into 39,688 shares of common stock, and four holders elected to receive cash of $116,250 and 119,064 shares of Company common stock with a value of $33,750 in full payment of the 12% notes. Accrued interest of $70,375 on the 12% notes surrendered for conversion or payment was paid on June 4, 2006.

Upon the maturity date of August 31, 2006 of the 12% notes, two holders elected to convert 22.5% principal of $28,125 into 99,220 shares of Company common stock at a purchase price of $.28346 per share. The remaining principal balance of all remaining holders of $235,625 and accrued interest of $31,175 was repaid in cash at August 31, 2006.

SHEERVISION, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 2007 AND 2006

NOTE 10 - FINANCING TRANSACTIONS (CONTINUED)

9% Convertible Notes

In May 2006, the Company completed a private offering of convertible debt and equity securities. The Company sold 82 units for $4,100,625, of which $3,500,000 (70 units) was paid in cash and $600,625 (12 units) was paid by the surrender of 12% notes in the principal amount of $600,625. Each unit comprised a 9% convertible note (“9% notes”) in the principal amount of $37,500, 16,667 shares of Company common stock and three year warrants to acquire an aggregate of 3,750 shares of Company common stock at a price of $1.00 per share. The purchase price per unit was $50,000. The 9% notes were convertible into shares of the Company's Series A 9% cumulative convertible preferred stock, at a price of $0.90 per share, with a stated value of $10 per share.

In connection with the issuance of the 9% notes, the Company gave its placement agent warrants to purchase 204,167 shares of Company common stock, at an exercise price of $1.00 per share for a term of three years, and having a fair value of $245,460.

On June 12, 2006, the 9% notes in the aggregate amount of $3,075,469 automatically converted into 307,546 shares of the Company's 9% cumulative convertible preferred stock upon the effectiveness of the filing of the Company's amended and restated certificate of incorporation to change the Company's name from CWTI to SheerVision, Inc., and make a corresponding designation regarding such preferred stock. Dividends accrue at the rate of 9% per annum and are payable every June 30 and December 31, commencing June 30, 2006. To the extent not paid, accrued dividends shall be accumulated until paid. At the option of the holder, preferred stock may be converted into common stock at any time at a conversion price of $0.90 per share. In June 2007, 37,500 shares of preferred stock at a stated value of $10 per share, were converted into 416,667 shares of Company common stock.

If the Company did not timely perform under a registration rights agreement, or if the Company was unable to timely register its common stock, it had agreed to pay its investors damages in the amount equal to 0.5% per month, up to a maximum of 5%, of the aggregate amount invested. The Company recorded an expense of $45,106 as of August 31, 2006 related to the registration penalty it was required to pay.

SHEERVISION, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 2007 AND 2006

NOTE 10 - FINANCING TRANSACTIONS (CONTINUED)

Commencing on November 8, 2006, a date six months following the final closing, the preferred shares convert without any action by a preferred shareholder of the Company, if the closing price in its trading market for a share of the common stock equals or exceeds 200% of the then preferred stock conversion price for 15 of any 30 consecutive trading days. The conversion price of the preferred stock and the number of shares subject to conversion are to be subject to adjustment in the event of stock splits, stock dividends, reverse stock splits, and similar events. Further, in the event that the Company issues shares of its common stock at an effective price per share less than $0.90, the conversion price and the number of shares subject to the preferred stock conversion adjust on a weighted average basis to reflect the dilution.

The Company paid the placement agent for the May 2006 private placement a cash commission of $273,000 (approximately 8% of the net proceeds) and issued to it warrants to purchase, at $1.00 per share, 204,167 shares of Company common stock, (5% of the shares of common stock and common stock equivalents sold). The warrants expire April 28, 2009. The Company also paid a financial consultant an advisory fee of 5% of the gross proceeds, or $205,000, of which the advisor paid $100,000 to acquire two units in the private placement.

The values of the warrants issued has been determined using the Black-Scholes option-pricing model (with the same assumptions as those used for the option), assuming expected lives of 3 or 5 years, a risk free interest rate of 3.67%, no expected dividends, and a stock price volatility of 144% based on the volatilities of companies comparable in size and type of business.

A total of 511,714 warrants having an exercise of $1.00 per share and 988,719 warrants having an exercise price of $0.28346 per share (after giving effect to the exchange agreement) were issued during the twelve months ended August 31, 2006.

SHEERVISION, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 2007 AND 2006

NOTE 11 - STOCKHOLDERS EQUITY

Preferred Stock

The Company has authorized 350,000 shares of series A preferred stock, par value $0.001 per share. As of August 31, 2007 there were 270,046 shares of preferred stock issued and outstanding. Dividends accrue at the rate of 9% per annum and are payable every June 30 and December 31. To the extent not paid, accrued dividends shall be accumulated until paid. At the option of the holder, preferred stock may be converted into common stock at any time at a conversion price of $0.90 per share. As of August 31, 2007 and 2006 cumulative preferred dividends were $324,370 and $55,358 respectively.

Common Stock

The Company has authorized 90,000,000 shares of common stock, par value $0.001 per share. As of August 31, 2007 the Company had 12,693,523 shares of common stock issued and outstanding.

On December 1, 2005, SheerVision-CA acquired 4,517,800 (610,514 shares after giving effect to the 1 for 7.4 reverse stock split to its then stockholders) of the common stock, par value $0.001, of the Company which was then called Clean Water Technologies, Inc. (“CWTI”), or 54.579% of the outstanding shares of CWTI, from two individuals for a purchase price of $625,000.

On March 27, 2006, CWTI entered into a Share Exchange and Reorganization Agreement with SheerVision-CA, and its shareholders thereof, in which all SheerVision-CA shareholders exchanged all of the outstanding and issued capital stock of SheerVision-CA for an aggregate of 9,525,137 shares of CWTI common stock, representing 95% of its outstanding common stock after giving effect to the transaction.

On May 8, 2006 the Company issued 1,366,874 shares of its common stock in connection with the 9% private placement offering and 773,917 shares of its common stock in connection with the conversion of the 12% convertible notes (see Note 10).

On August 17, 2006 the Company issued 11,430 shares of its common stock upon the election to exercise warrants by a certain investor in connection with the Company’s 12% Notes.

SHEERVISION, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 2007 AND 2006

NOTE 11 - STOCKHOLDERS EQUITY (CONTINUED)

On August 31, 2006, two holders of the remaining 12% Notes elected to convert 22.5% principal of $28,125 into 99,220 shares of common stock at a purchase price of $.28346 per share.

In June 2007, 37,500 shares of preferred stock at a stated value of $10 per share were converted into 416,667 shares of Company common stock.

There was a reduction of 1,313 shares of common stock previously recorded as issued and outstanding from the original CWTI shares. However, these shares were issued for reserve purposes only and are not outstanding.

NOTE 12 - WARRANTS

Transactions involving the Company's warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at August 31, 2006	1,488,989	$0.53
Granted	--
Exercised	--
Canceled or expired	--
Outstanding at August 31, 2007	1,488,989	$0.53

SHEERVISION, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 2007 AND 2006

NOTE 13 - EQUITY BASED COMPENSATION PLANS

Effective January 25, 2007, the Company adopted the SheerVision Inc. 2007 Stock Option Plan (the “Plan”). Awards granted under the Plan may include incentive stock options, which are qualified under Section 422 of the Internal Revenue Code and stock options other than incentive stock options, which are not qualified under Section 422 of the Code and stock purchase rights. Awards may be granted to employees and directors of the Company or its subsidiaries and individuals, including consultants, performing services to the Company. The maximum number of shares reserved for the Plan is 3,000,000 shares. This Plan is administered by the Board of Directors (the “Board”) or a committee appointed by the Board. The Plan administrator determines the terms of each option granted including (1) the purchase price of shares subject to options, (2) the dates on which options become exercisable and (3) the expiration date of each option (which may not exceed ten years from the date of grant). The minimum per share exercise price for options granted under the Plan for incentive stock options is the fair market value at the grant date or if the optionee is more than a 10% holder, 110% of the fair market value at the grant date, of one share of the Company’s common stock on the date the option is granted.

Effective January 25, 2007, the Company adopted the SheerVision Inc. 2007 Stock Option Plan for Independent and Non-Employee Directors (the “Directors Plan”). A maximum of 200,000 shares of Company common stock options may be granted to eligible directors who are defined as independent or non-employee directors. An independent Director is defined as a Director meeting the requirements of Section 10A(m) under the Securities Exchange Act of 1934 and as defined by any exchange or market on which the Common Stock is traded or is listed. A Non-Employee Director is defined by reference to its definition in Rule 16b-3 under the Securities Exchange Act.

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

SHEERVISION, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 2007 AND 2006

NOTE 13 - EQUITY BASED COMPENSATION PLANS (CONTINUED)

Modifications such as lowering the exercise prices or extending the expiration dates are treated as new grants and could result in material changes to the Company's non-cash expenses. As of August 31, 2007, no options under the Plan or Directors Plan have been granted.

NOTE 14 - ECONOMIC DEPENDENCE

Major Customer

For the years ended August 31, 2007 and 2006, two customers accounted for approximately 13% and 10%, respectively, of the Company’s net sales.

As of August 31, 2007 and 2006, there was no open accounts receivable balance from these customers. The Company believes that its relationship with these customers is strong and has never experienced any losses with these customers.

Major Vendors

For the years ended August 31, 2007 and 2006, one vendor accounted for approximately 77% and 51%, respectively, of the Company’s purchases. The Company believes that its relationship with this vendor is good.

As of August 31, 2007 and 2006, this vendor accounted for approximately 3% and 0%, respectively, of the Company’s accounts payable.

NOTE 15 - RELATED PARTY TRANSACTIONS

On April 18, 2007, the Company entered into a consulting agreement to provide investor and public relations services by the consultant. In consideration for consultant's services, he is entitled to $5,000 per month for the twelve month term of the agreement, unless terminated sooner. In addition, two of the Company’s major shareholders, who are also officers and directors transferred an aggregate of 306,000 shares of the Company’s common stock to the consultant.

For the year ended August 31, 2007 consulting service fees in the amount of $6,500 were paid to an individual who is a relative of a major shareholder, officer and director of the Company. This individual provides consulting services in connection with online marketing strategies and planning.