Form 10QSB
period 2007-11-30
SHEERVISION, INC.
filed 2008-01-14
CIK 1096187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended November 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

   For the transition period from ______ to ______

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

Yes ☒  No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of January 10, 2008: 12,735,190 shares outstanding of the Company’s common stock, par value, $.001.

Transitional Small Business Disclosure Format (check one):
Yes ☐  No ☒

ii

ITEM 1. FINANCIAL STATEMENTS

PART 1. FINANCIAL INFORMATION

SHEERVISION, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	November 30,	August 31,
	2007	2007
	(Unaudited)	(derived from audited financial statements)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$275,757	$265,262
Accounts receivable, net	104,364	50,397
Inventory	360,773	341,219
Prepaid expenses and other current assets	74,912	73,160

Total Current Assets	815,806	730,038

PROPERTY AND EQUIPMENT, net	120,833	117,864

INTANGIBLE ASSETS, net	7,948	8,090

	$944,587	$855,992

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$410,236	$337,013
Accrued expenses and other current liabilities	84,541	88,957
Accrued dividends preferred series A	385,131	324,370
Total Current Liabilities	879,908	750,340

Preferred Stock, Series A, 9% cumulative convertible;
$.001 par value, $10 per share, Authorized 350,000
issued and outstanding 270,046 shares	270	270
Common Stock: par value $.001;
Authorized 90,000,000 shares -
issued and outstanding 12,693,523	12,694	12,694
Additional paid in capital	4,857,051	4,857,051
Accumulated deficit	(4,805,336)	(4,764,363)
Total Stockholders' Equity	64,679	105,652

	$944,587	$855,992

See accompanying notes to consolidated condensed financial statements

SHEERVISION, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED
	NOVEMBER 30,
	2007	2006

NET SALES	$1,124,098	$1,174,411

COST OF GOODS SOLD	378,825	328,774

GROSS PROFIT	745,273	845,637

OPERATING EXPENSES:
Shipping	30,938	39,287
Selling and marketing	252,101	694,563
General and administrative	425,491	439,304
Product development	16,641	5,472
Total operating expenses	725,171	1,178,626

INCOME (LOSS) FROM OPERATIONS	20,102	(332,989)

OTHER INCOME
Interest income	1,286	8,021

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX	20,102	(332,989)

PROVISION FOR INCOME TAX-CURRENT	1,600	800

NET INCOME (LOSS)	19,788	(325,768)

ACCRUED PREFERRED STOCK DIVIDENDS	(60,761)	(69,199)
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(40,973)	$(394,967)

BASIC AND DILUTED LOSS PER SHARE APPLICABLE TO COMMON SHAREHOLDERS:
Basic and Diluted	$(0.00)	$(0.03)

Weighted average number of shares outstanding	12,693,523	12,278,169

See accompanying notes to consolidated condensed financial statements

SHEERVISION, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED
	NOVEMBER 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$19,788	$(325,768)
Adjustments to reconcile net income (loss)
cash used in operating activities:
Depreciation	7,492	5,159
Amortization	142	163
Changes in assets and liabilities:
Accounts receivable	(53,966)	(95,902)
Inventory	(19,554)	(6,006)
Prepaid expenses	(1,752)	(57,295)
Accounts payable	73,222	36,218
Other current assets	-	2,832
Accrued expenses and other current liabilities	(4,416)	-

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	20,956	(440,599)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(10,461)	(17,177)
Investment in intangibles	-	(7,858)
NET CASH USED IN INVESTING ACTIVITIES	(10,461)	(25,035)

CASH FLOWS FROM FINANCING ACTIVITIES:

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,495	(465,634)

CASH AND CASH EQUIVALENTS - beginning	265,262	1,114,626

CASH AND CASH EQUIVALENTS - ending	$275,757	$648,992

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
Cash paid during the period for:
Interest	$-	$-

Income taxes	$1,600	$1,600

SUPPLEMENTAL DISCLOSURES OF NON - CASH INVESTING
AND FINANCING ACTIVITIES:

Accrued preferred stock dividends	$60,761	$69,199

See accompanying notes to consolidated condensed financial statements

SHEERVISION, INC.
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Preferred stock		Common stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	capital	deficit	equity

BALANCE, August 31, 2007	270,046	$270	12,693,523	$12,694	$4,857,051	$(4,764,363)	$105,652

Dividend Accrued on Preferred Stock						(60,761)	(60,761)

Net Income						19,788	19,788

BALANCE, November 30, 2007	270,046	$270	12,693,523	$12,694	$4,857,051	$(4,805,336)	$64,679

See accompanying notes to consolidated condensed financial statements

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

Effective June 19, 2006, the Company formally changed its name from Clean Water Technologies, Inc. to SheerVison, Inc.

Going Concern Considerations

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As of November 30, 2007, the Company had an accumulated deficit of $4,805,336, and a negative working capital of $64,102.

NOTE 2 - INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out method) or market, and consist of the following:

	November 30, 2007	August 31, 2007
Finished Goods	$330,648	$331,642
Raw Materials	30,125	9,577
Total	$360,773	$341,219

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation and amortization, and consist of the following:

	Estimated	November 30,	August 31,
	Useful lives	2007	2007

Manufacturing equipment	7 years	$101,965	$93,765
Office and computer equipment	5 years	48,768	46,507
Leasehold improvement	15 years	7,179	7,179
		157,912	147,451
Less: Accumulated Depreciation & Amortization		37,079	29,587
Property and Equipment, net		$120,833	$117,864

Depreciation and amortization expense for the three-month periods ended November 30, 2007 and 2006 amounted to $7,492 and $5,159, respectively.

NOTE 4 - INTANGIBLE ASSETS

During fiscal year 2007, the Company filed for patent protection with the United States Patent and Trademark Office for certain developed technologies. The Company has received notification of patent pending status. The cost incurred by the Company was $8,562 and is being amortized on a straight-line basis over a period of 15 years and is stated net of accumulated amortization of $614.

NOTE 5 - LOSS PER COMMON SHARE

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

The following table sets forth the computation of basic and diluted loss per common share:
	Three Months Ended
	November 30,
	2007	2006
Numerator:
Net profit (loss)	$19,788	$(325,768)
Series A Preferred Stock dividends	(60,761)	(69,199)
Net loss attributable to common stockholders:
-basic and diluted	$(40,973)	$(394,967)

Denominator:
Basic - weighted average common shares	12,693,523	12,278,169
Warrants	-	-
Convertible preferred stock	-	-
Diluted-weighted average common shares	12,693,523	12,278,169
Basic and diluted loss per common share	$(0.00)	$(0.03)

Warrants, and convertible preferred stock, in accordance with the following table, were excluded from the computation of diluted loss per share for the three months ended November 30, 2007 and 2006, respectively, because the effect of their inclusion would be antidilutive.

	Three months ended
	November 30,
	2007	2006
Warrants to purchase - common stock	1,488,989	1,488,279
Convertible preferred stock	3,000,523	3,417,190
	4,489,512	4,906,179

NOTE 6 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial reporting purposes, the Company has incurred substantial losses which have caused management to doubt, based on the available objective evidence, whether it was more likely than not that the net deferred tax assets would be fully realizable. Accordingly, the Company has provided for a full valuation allowance against its net deferred tax asset. The Company's deferred tax asset at November 30, 2007 and 2006 is comprised of the following components:

	2007	2006
Net operating losses carry forwards	$1,386,000	$1,047,550
Less: Valuation allowance	(1,386,000)	(1,047,550)
Net deferred tax asset	$-0-	$-0-

At November 30, 2007, the Company has net operating loss carry forwards for federal tax purposes of approximately $3,747,000, which expire in years 2024 through 2027.

The provision for income taxes is summarized as follows:

		November 30,
		2007	2006
Current	- federal	$-	$-
	- state	1,600	800
		1,600	800

Deferred	- federal	-	-
	- state	-
		-	-

Total provision		$1,600	$800

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases space under a non-cancellable lease effective December 1, 2007 and expiring December 1, 2010. The lease obligation based on minimum monthly rents is expected to be as follows:

FISCAL YEARS ENDED	Annual Amount
2008	$50,679
2009	55,007
2010	56,657
$162,343

Rent expense for the three months ended November 30, 2007 and 2006 amounted to $12,117 and $11,917, respectively.

Litigation

On January 10, 2007, a complaint was filed in the United States District Court, Central District of California, by Martin Hogan Pty, Ltd., which is currently brought against the Company and our Chief Executive Officer and President. Plaintiff, a former supplier of frames of the Company, alleges copyright and trade dress infringement in its frames and is seeking damages as well as permanent injunctive relief. On June 19, 2007, the Court issued an order which, among other things, denied plaintiff’s motion for a preliminary injunction, dismissed the plaintiff’s state law claims and denied the Company’s motion to stay the proceedings. On July 10, 2007, the plaintiff filed an amended complaint and on, August 17, 2007, the Company filed a motion to dismiss the plaintiff’s state law and trade dress infringement claims in its amended complaint. On January 9, 2008, the Court issued an order denying this motion. The Company intends to continue vigorously defending itself in this action and, based on its understanding of the relevant facts and circumstances and the denial of the plaintiff’s preliminary injunction, the Company believes that it has meritorious defenses.

On June 25, 2007, General Scientific Corporation (“GSC”) initiated a “Section 337” complaint against the Company with the International Trade Commission (“ITC”) alleging the unlawful importation and sale in the United States of certain magnifying loupe products which allegedly infringe certain of the complainant's patents. On January 9, 2008, the Company reached a non-monetary settlement in principle and is in the process of executing a definitive settlement agreement.

There is no other litigation pending or, to the Company's knowledge, threatened litigation or administrative action (including litigation or action involving the Company's officer, directors or other key personnel) which in the Company's opinion has, or is expected to have, a material adverse effect upon its financial condition or operations.

NOTE 8 - STOCKHOLDERS EQUITY

Preferred Stock

The Company has authorized 350,000 shares of Series A Preferred Stock, par value $0.001 (“Series A Preferred Stock”). As of November 30, 2007, the Company has 270,046 shares of Series A Preferred Stock issued and outstanding. On June 12, 2006, the Company issued 9% convertible notes in the aggregate amount of $3,075,469 which automatically converted at $10.00 per share into 307,546 shares of Series A Preferred Stock. Dividends accrue at the rate of 9% per annum and are payable every June 30 and December 31, commencing June 30, 2006. To the extent not paid, accrued dividends shall be accumulated until paid. At the option of the holder, preferred stock may be converted into common stock at any time at a conversion price of $0.90 per share. In June 2007, 37,500 shares of preferred stock at a stated value of $10 per share, were converted into 416,667 shares of Company common stock.

As of November 30, 2007 cumulative preferred dividends are $385,131 and are reflected on the balance sheet.

Common Stock

The Company has authorized 90,000,000 shares of common stock, par value $0.001 per share. As of November 30, 2007, the Company had 12,693,523 shares of common stock issued and outstanding.

On December 1, 2005, SheerVision, Inc., a California corporation (“SheerVision-CA”) (which as a result of the share exchange and reorganization described below became the Company’s subsidiary) acquired 4,517,800 (610,514 shares after giving effect to the 1 for 7.4 reverse stock split to its then stockholders) of the common stock, par value $0.001, of the Company (which was then called Clean Water Technologies, Inc. (“ CWTI”)), or 54.579% of the outstanding shares of CWTI, from two individuals for a purchase price of $625,000.

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

On May 8, 2006, the Company issued 1,366,874 shares of its common stock in connection with the 9% convertible note offering and 773,917 shares of its common stock in connection with the conversion of the 12% convertible notes (see Note 10).

On August 17, 2006, the Company issued 11,430 shares of its common stock upon the election to exercise warrants by a certain investor in connection with the Company’s 12% notes.

On August 30, 2006, two holders of the remaining 12% notes elected to convert 22.5% principal of $28,125 into 99,220 shares of common stock at a purchase price of $.28346 per share.

In June 2007, 37,500 shares of preferred stock at a stated value of $10 per share were converted into 416,667 shares of Company common stock.

There was a reduction of 1,313 shares of common stock previously recorded as issued and outstanding from the original CWTI shares. However, these shares were issued for reserve purposes only and are not outstanding.

NOTE 9 - WARRANTS

Transactions involving the Company's warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at August 30, 2007	1,488,989	$0.53
Granted	--
Exercised	--
Canceled or expired	--
Outstanding at November 30, 2007	1,488,989	$0.53

NOTE 10 - EQUITY BASED COMPENSATION PLANS

Effective January 25, 2007, the Company adopted the SheerVision Inc. 2007 Stock Option Plan (the “Plan”). Awards granted under the Plan may include incentive stock options, which are qualified under Section 422 of the Internal Revenue Code, and stock options other than incentive stock options, which are not qualified under Section 422 of the Code, and stock purchase rights. Awards may be granted to employees and directors of the Company or its subsidiaries and individuals, including consultants, performing services to the Company. The maximum number of shares reserved for the Plan is 3,000,000 shares. This Plan is administered by the Company’s Board of Directors (the “Board”) or a committee appointed by the Board. The Plan administrator determines the terms of each option granted including (1) the purchase price of shares subject to options, (2) the dates on which options become exercisable, and (3) the expiration date of each option (which may not exceed ten years from the date of grant). The minimum per share exercise price for options granted under the Plan for incentive stock options is the fair market value at the grant date, or, if the optionee is more than a 10% holder, 110% of the fair market value at the grant date, of one share of the Company’s common stock on the date the option is granted.

Effective January 25, 2007, the Company adopted the SheerVision Inc. 2007 Stock Option Plan for Independent and Non-Employee Directors (the “Directors Plan”). A maximum of 200,000 shares of Company common stock options may be granted to eligible directors who are defined as independent or non-employee directors. An independent director is defined as a director meeting the requirements of Section 10A(m) under the Securities Exchange Act of 1934 (the “Exchange Act”) and as defined by any exchange or market on which the Common Stock is traded or is listed. A Non-Employee Director is defined by reference to its definition in Rule 16b-3 under the Securities Exchange Act.

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

Modifications such as lowering the exercise prices or extending the expiration dates are treated as new grants and could result in material changes to the Company's non-cash expenses. As of November 30, 2007, no options under the Plan or Directors Plan have been granted.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Unless the context indicates otherwise, any reference to "Sheervision", the "Company", "we", "us", "our" or the "Registrant" refers to Sheervision, Inc., a Delaware corporation, and its subsidiaries as of November 30, 2007.

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

We continue to grow our sales volume by developing new product offerings and by rapidly expanding distribution networks domestically, internationally, and online. Through the development of the SureFit TTL Loupes, the FireFly Infinity™ LED, the FireFly FlipFilter™, and related accessories, we have broadened our appeal to our core market segments of dental, surgical and veterinary. The eCommerce powered webstore has provided us with a cost-effective platform to sell products and to communicate with customers. With the launch of our International Distributor Program (IDP) we have already increased our reach by successfully expanding our international distribution network in several new countries. We recently entered into a sales partnership agreement with a global detailer of quality dental and medical products. The intention of this new alliance is to increase the sales and profitability of the FireFly Infinity™ LED light system in all corners of the world, further strengthening SheerVisions’s overall financial performance. International distributors provide us with distribution channels with the potential to grow rapidly in a highly cost-effective manner and we are in a position to offer a wide assortment of innovative products, which can be resold at strong margins while still offering the end-user a highly competitive price. We plan on continuing these growth-oriented efforts as we continue to build our sales and product offerings.

Throughout our recent history we have quickly earned a reputation for leadership and value in optical and lighting technology, supporting dentists, dental hygienists, and doctors throughout the world. Our Ultra-Light Loupes have received the “Best of the Best” award by Dental Lab Products’ Buyers Guide - 2006 Edition and named a Dentistry Today top 100 product for 2006.

SheerVision loupes and our FireFly light system have also received an endorsement by a highly acclaimed and prestigious leading independent non-profit dental education and product testing foundation.

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

Revenue Recognition.

Our surgical loupes and lighting products need no installation and are ready for use upon receipt by the customer. Products sold are delivered by shipments made through common carrier and revenue is recognized upon shipment to the customer. Discounts and sales incentives are recognized as a reduction of revenue at the time of sale. We offer an unconditional satisfaction guarantee for a 30-day period and permit product returns within 30 days of purchase, at which time returns are accepted and refunds are made. Shipping charges and special orders are nonrefundable.

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

Inventory.

Inventory is stated at the lower of cost (first-in, first-out method) or market and consists of raw materials and finished goods. Materials associated with the manufacturing of our product lines are readily available within the US and international markets with relatively short ordering cycles and therefore inventory on hand normally represents a two to three month selling cycle. Inventory valuations depend on quantities on hand, sales history and expected near term sales prospects. No inventory valuations were warranted as of November 30, 2007 and November 30, 2006.

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

Fair Value of Financial Instruments

The estimated fair values for financial instruments under SFAS No. 107, Disclosures about Fair Value of Financial Instruments, are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. For certain of our financial instruments, including certain assets, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short-term nature.

Recently Issued Accounting Pronouncements Not Yet Effective

The following accounting pronouncements have been issued but were not effective for the fiscal years ended August 31, 2007 or 2006:

Statements of Financial Accounting Standards (SFAS):

•  SFAS 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140;

•  SFAS 157, Fair Value Measurements;

•  SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87,88, 106 and 132(R);

•  SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115;

FASB Staff Positions (FSP):

•  FSP FIN 39-1, Amendment of FASB Interpretation No. 39;

•  FSP FAS 158-1, Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88, and No. 106 and to the Related Staff Implementation Guides;

•  FSP EITF 00-19-2, Accounting for Registration Payment Arrangements;
.
EITF Consensuses (EITF):

•  EITF Issue No. 06-1, Accounting for Consideration Given by a Service Provider to a Manufacturer or Reseller of Equipment Necessary for an End-Customer to Receive Service from the Service Provider;

•  EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements;

•  EITF Issue No. 06-9, Reporting a Change in (or the Elimination of) a Previously Existing Difference between the Fiscal Year-End of a Parent Company and That of a Consolidated Entity or between the Reporting Period of an Investor and That of an Equity Method Investee;

•  EITF Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements;

•   EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards;

•   EITF Issue No. 07-1, Accounting for Collaborative Arrangemants Related to the Development and Commercialization of Intellectual Property;

•  EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities;

•  EITF Issue No. 07-6, Accounting for the Sale of Real Estate Subject to the Requirements of FASB 66, Accounting for Sales of Real Estate, When the Agreement Includes a Buy-Sell Clause;

Statement 133 Implementation (Derivatives Implementation Group or DIG) Issues:

•  Statement 133 Implementation Issue No. B40, Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets;

•  Statement 133 Implementation Issue No. G26, Hedging Interest Cash Flows on Variable-Rate Assets and Liabilities That Are Not Based on a Benchmark Interest Rate;

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

Results of Operations

The following table sets forth, for the periods indicated, financial information related to operations, as well as expressed as a percentage of our net sales:

	THREE MONTHS ENDED NOVEMBER 30,
	(in thousands)
	2007		2006

Net Sales	$1,124	100.0%	$1,174	100.0%
Cost of Goods Sold	379	33.7%	329	28.0%
Gross Profit	745	66.3%	845	72.0%
Operating Expenses
Shipping Expenses	31	2.8%	39	3.3%
Selling Expenses	252	22.4%	695	59.2%
General & Administrative Exp	425	37.8%	439	37.4%
Product Development Expenses	17	1.5%	5	0.5%
Total Operating Expenses	725	64.5%	1,178	100.4%
Income (Loss) from Operations	20	1.8%	(333)	(28.4)%
Other (Income)/Expense	1	0.0%	8	(0.7)%
Provision (Benefit) for Income Tax	1	0.0%	(1)	0.0%
Net Income (Loss)	$20	1.8%	$(326)	(27.7)%

First quarter of fiscal year 2008 revenues overall were slightly lower than expected due to delays incurred in the manufacturing process of our power source that supports our LED light systems. We have contracted with additional manufacturers to increase production volume for this product in order to meet the demand on a real-time basis. We anticipate this increased level of production to start during the second quarter of fiscal year 2008.

Through cost cutting efforts in our retail sales and marketing programs we were able to post a first quarter net income of $19,788. Net income was reduced however by expenses incurred in legal fees to support defending two competitor lawsuits alleging product copyright, trade dress and patent infringement on specific components of our surgical loupes.

We continue to concentrate efforts on reducing operating costs and streamlining our sales and marketing efforts. As we focus more heavily on distributor relationships to generate sales, the exposure to escalating costs in sales and travel related expenses in the domestic retail market can be mitigated. Through large orders from a growing number of distributors, we anticipate that these efforts will continue to improve the operating income (loss) in future quarters.

We reduced the retail sales force to a level that will support those existing demographic areas producing the greatest volume of sales. The number of tradeshows for 2008 has been scaled down as well, and several of the smaller localized shows, which in the past generated exposure to our product lines but not necessarily immediate revenues, have been eliminated. This action will also reduce excessive travel related expenses which have skyrocketed due to cost pressures in the travel industry from ever increasing oil prices.

Management believes that we have positioned ourselves for steady sales growth during our fiscal year 2008 and through the cost cutting measures already established, this should result in a stronger financial position during this fiscal year.

Quarter Ended November 30, 2007 Compared to the Quarter Ended November 30, 2006

Net Sales

 Net Sales decreased by $50,313, or 4.3%, from $1,174,411 for the quarter ended November 30, 2006 to $1,124,098 for the quarter ended November 30, 2007. This decrease was directly related to manufacturing delays in the newly enhanced components of our Firefly LED™ light systems. Sales relating to our loupe product lines increased by over 20% as compared to the previous fiscal quarter ended November 30, 2006. This increase was aided primarily by the distributor program implemented during the last half of fiscal year 2007. Light sales decreased by 47% as compared to the previous fiscal quarter ended November 30, 2006. This decrease was a direct result of orders not shipped due to manufacturing delays of an enhanced component of the light system. The manufacturing process is expected to meet real time production needs during the second fiscal quarter of 2008. During the remainder of fiscal year 2008 we also anticipate our distributor sales will include our light systems as well as our loupe systems. The average order size per retail customer increased over the period due to the aggressive product bundling with price advantages. We maintained our position with our competitive pricing edge and therefore did not institute a price increase to our customers during the first quarter of the fiscal year.

Cost of Goods Sold

Cost of goods sold increased by $50,051, or 15.2%, from $328,774 for the quarter ended November 30, 2006 to $378,825 for the quarter ended November 30, 2007. As a percentage of sales, cost of goods sold increased from 28.0% of sales for the quarter ended November 30, 2006 to 33.0% of sales for the quarter ended November 30, 2007. This increase is due to the effects of distributor versus retail pricing structures of products being sold.

Gross Profit

Gross profit decreased by $100,364, or 11.9%, from $845,637 for the quarter ended November 30, 2006 to $745,273 for the quarter ended November 30, 2007. The decrease in gross profit was attributable to a slight decrease in sales volume and the effects of the cost of goods on the current product mix. The gross profit was 66.3% of net sales for the quarter ended November 30, 2007 compared to 72.0% of net sales for the quarter ended November 30, 2006. Our growth in distributor sales, which have smaller margins than retail sales, was the major factor in this decrease in gross margins. During the three month period ended November 30, 2007, distributor sales represented 46.4% of total sales as compared to 4.4% during the three month period ended November 30, 2006. Pricing of products direct to distributors are lower than pricing direct to consumers primarily because the sales costs associated with the sale are absorbed by the distributor which reduces the sales and marketing expenses for the company.

Operating Expenses

Operating expenses, which include shipping expenses, selling and marketing expenses, general and administrative expenses and product development decreased by $453,455, or 38.5%, to $725,171 for the quarter ended November 30, 2007 as compared to $1,178,626 for the quarter ended November 30, 2006.

Shipping expenses were $30,938, or 2.8%, of net sales for the quarter ended November 30, 2007 as compared to $39,287, or 3.3%, of net sales for the quarter ended November 30, 2006. This decrease of $8,349 was directly attributable to the increase in distributor sales where shipping expenses are absorbed directly by the distributor.

Selling and marketing expenses were $252,101 for the quarter ended November 30, 2007, a decrease of $442,462, or 63.7%, over the quarter end selling and marketing expenses of $694,563 at November 30, 2006. During the quarter ended November 30, 2006, a strategic sales and marketing program was instituted to develop brand awareness and enhance market share through a coordinated advertising and direct mail campaign. These expenses did not continue during the quarter ended November 30, 2007.

General and administrative expenses were $425,491 for the quarter ended November 30, 2007 a decrease of $13,813, or 3.1%, over the quarter end general and administrative expenses of $439,304 at November 30, 2006. This decrease is attributable to the cost containment efforts implemented in the areas of personnel, staff related and SEC related expenses. The efforts of expense reduction however were mitigated due to the legal expenses to support defending two competitor lawsuits alleging product copyright, trade dress and patent infringement on specific components of our surgical loupes.

Product development costs increased by $11,169, or 204.1%, from $5,472 for the quarter ended November 30, 2006 to $16,641 for the quarter ended November 30, 2007. Product development costs are expected to increase in the future as we continue to expend resources to enhance our existing product lines as well as develop new products.

Income (Loss) from Operations

As a result of the foregoing, we had net income from operations for the quarter ended November 30, 2007 of $20,102 compared to a loss from operations of $332,989 for the quarter ended November 30, 2006.

Interest Income

Interest income earned from the investment in variable money market funds was $1,286 for the quarter ended November 30, 2007 as compared to $8,021 for the quarter ended November 30, 2006.

Amortization and Depreciation

Amortization for the quarter ended November 30, 2007 amounted to $142 which was related to our cost of obtaining patent protection as compared to $44 for the quarter ended November 30, 2006. Depreciation expense was $7,492 and $5,159, respectively, for the quarters ended November 30, 2007 and 2006. Amortization and depreciation expense are included in general and administrative expenses.

Income Taxes

For the quarter ended November 30, 2007, we recorded a current state income tax provision of $1,600.

Net Income (Loss)

As a result of the foregoing, we had a net income for the quarter ended November 30, 2007 of $19,788 compared to a net loss of $325,768 for the quarter ended November 30, 2006.

Our income per common share for the quarter ended November 30, 2007 was $0.00 compared to a loss per common share of $0.03 for the quarter ended November 30, 2006.

Liquidity and Capital Resources

As of November 30, 2007, we had $275,757 in cash which primarily resulted from funds raised in our previous private offerings of common and preferred stock. As of November 30, 2007, we had current assets in the amount of $815,806 and current liabilities in the amount of $879,908. As a result, we had a working capital deficit of $64,102, as compared to a working capital deficit of $20,302 at August 31, 2007. Included in current liabilities are the accrued dividends on Preferred Series A Stock in the amount of $385,131, which is not anticipated to be paid within the next 12 months, however these dividends will continue to accrue.

Inventory as of November 30, 2007 was $360,773. This is an increase of $19,554 from inventory of $341,219 as of August 31, 2007.

We generated revenues of $1,124,098 and $1,174,411 for the quarters ended November 30, 2007 and 2006, respectively, and recorded a net income of $19,788 and a net loss of $325,768, respectively, during these periods. In addition, during the quarter ended November 30, 2007, the net cash provided by operations was $20,956 and during the quarter ended November 30, 2006, the net cash used in operating activities was $440,599. Net cash used in investing activities during the quarters ended November 30, 2007 and 2006 was $10,461 and $25,035, respectively. Net increase (decrease) in cash and cash equivalents was $10,495 and $(465,634) during the quarters ended November 30, 2007 and 2006, respectively.

Although we believe that our existing cash and cash equivalents will be sufficient to support our current operations through August 31, 2008, we will have to raise additional capital to support and fund our sales, marketing and research and development programs. We can provide no assurance that additional funding will be available on a timely basis, on terms acceptable to us, or at all. If we are unsuccessful in raising additional funding, our business may not continue as a going concern. Even if we do find additional funding sources, we may be required to issue securities with greater rights than those currently possessed by holders of our common stock. We may also be required to take other actions that may lessen the value of our common stock or dilute our common stockholders, including borrowing money on terms that are not favorable to us or issuing additional equity securities. If we experience difficulties raising money in the future, our business and liquidity will be materially adversely affected.

Our ability to generate positive operational cash flow depends upon increasing revenues through the sales of existing product lines and the generation of additional lines through our research and development processes. There can be no assurance that we will be successful in generating a positive operational cash flow.

Contractual Obligations

The Company leases space under a non-cancellable lease effective December 1, 2007 and expiring December 1, 2010. The lease obligation based on minimum monthly rents is expected to be as follows:

Fiscal Years Ended

2008	$50,679
2009	55,007
2010	56,657
$162,343

Rent expense for the quarters ended November 30, 2007 and 2006 was $12,117, and $11,917, respectively.

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

As previously reported, on January 10, 2007, a complaint was filed in the United States District Court, Central District of California, by Martin Hogan Pty, Ltd. which is currently brought against us and our Chief Executive Officer and President. Plaintiff, a former supplier of frames of ours, alleges copyright and trade dress infringement in its frames and is seeking damages as well as permanent injunctive relief. On June 19, 2007, the Court issued an order which, among other things, denied plaintiff’s motion for a preliminary injunction, dismissed the plaintiff’s state law claims and denied our motion to stay the proceedings. On July 10, 2007, the plaintiff filed an amended complaint and, on August 17, 2007, we filed a motion to dismiss the plaintiff’s state law and trade dress infringement claims in its amended complaint. On January 9, 2008, the Court issued an order denying this motion. We intend to continue vigorously defending ourselves in this action and based on our understanding of the relevant facts and circumstances and the denial of the plaintiff’s preliminary injunction, we believe that we have meritorious defenses.

As previously reported, on June 25, 2007, General Scientific Corporation (“GSC”) initiated a “Section 337” complaint against us with the International Trade Commission (“ITC”) alleging the unlawful importation and sale in the United States of certain magnifying loupe products which allegedly infringe certain of the complainant's patents. On January 9, 2008, we reached a non-monetary settlement in principle and are in the process of executing a definitive settlement agreement.

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

SHEERVISION, INC.
Registrant
Dated: January 13, 2008

/s/ Suzanne Lewsadder
Suzanne Lewsadder, Chief Executive Officer