Form 10QSB
period 2008-02-29
SHEERVISION, INC.
filed 2008-04-14
CIK 1096187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended February 29, 2008

☐TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from ______to _______________

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

Yes ☒  No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of April 10, 2008: 12,735,190 shares outstanding of the Company’s common stock, par value, $.001.

Transitional Small Business Disclosure Format (check one):
Yes ☐   No ☒

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHEERVISION, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	February 29,	August 31,
	2008	2007
	(Unaudited)	(derived from audited financial statements)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$206,353	$265,262
Accounts receivable, net	46,980	50,397
Inventory	286,501	341,219
Prepaid expenses and other current assets	110,449	73,160

Total Current Assets	650,283	730,038

PROPERTY AND EQUIPMENT, net	113,236	117,864

INTANGIBLE ASSETS, net	7,805	8,090

	$771,324	$855,992

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$385,949	$337,013
Accrued expenses and other current liabilities	90,541	88,957
Accrued dividends preferred series A	445,311	324,370
Total Current Liabilities	921,801	750,340

Preferred Stock, Series A, 9% cumulative convertible;
$.001 par value, $10 per share, Authorized 350,000 issued and outstanding 266,296 shares	266	270
Common Stock: par value $.001;
Authorized 90,000,000 shares - issued and outstanding 12,735,190	12,735	12,694
Additional paid in capital	4,857,014	4,857,051
Accumulated deficit	(5,020,492)	(4,764,363)
Total Stockholders' Equity	(150,477)	105,652

	$771,324	$855,992

See accompanying notes to consolidated condensed financial statements

SHEERVISION, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	SIX MONTHS ENDED		THREE MONTHS ENDED
	FEBURARY 29		FEBURARY 29
	2008	2007	2008	2007

NET SALES	$1,951,245	$2,084,163	$827,147	$909,752

COST OF GOODS SOLD	701,866	641,827	323,041	313,053

GROSS PROFIT	1,249,379	1,442,336	504,106	596,699

OPERATING EXPENSES:
Shipping	63,283	82,703	32,345	43,416
Selling and marketing	496,212	1,136,789	244,111	442,226
General and administrative	795,211	948,924	369,720	509,620
Product development	30,663	7,112	14,022	1,640
Total operating expenses	1,385,369	2,175,528	660,198	996,902

LOSS FROM OPERATIONS	(135,990)	(733,192)	(156,092)	(400,203)

OTHER INCOME
Interest income	2,402	10,686	1,116	2,665

LOSS BEFORE PROVISION FOR INCOME TAX	(133,588)	(722,506)	(154,976)	(397,538)

PROVISION FOR INCOME TAX-CURRENT	1,600	800	-	-

NET LOSS	$(135,188)	$(723,306)	$(154,976)	$(397,538)

ACCRUED PREFERRED STOCK DIVIDENDS	(120,941)	(138,396)	(60,180)	(69,197)
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(256,129)	$(861,702)	$(215,156)	$(466,735)

BASIC AND DILUTED LOSS PER SHARE APPLICABLE TO COMMON SHAREHOLDERS:
Basic and Diluted	$(0.02)	$(0.07)	$(0.02)	$(0.04)

Weighted average number of shares outstanding	12,708,175	12,278,169	12,722,827	12,278,169

See accompanying notes to consolidated condensed financial statements

SHEERVISION, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	SIX MONTHS ENDED
	FEBRUARY 29,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(135,188)	$(723,306)
Adjustments to reconcile net loss cash used in operating activities:
Depreciation	15,089	11,562
Amortization	284	187
Changes in assets and liabilities:
Accounts receivable	3,417	(60,898)
Inventory	54,718	(177,039)
Prepaid expenses	(37,282)	(22,819)
Accounts payable	48,936	180,572
Accrued expenses and other current liabilities	1,578	(4,089)

NET CASH USED BY OPERATING ACTIVITIES	(48,448)	(795,830)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(10,461)	(32,377)
Investment in intangibles	-	(8,802)
NET CASH USED IN INVESTING ACTIVITIES	(10,461)	(41,179)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(58,909)	(837,009)

CASH AND CASH EQUIVALENTS - beginning	265,262	1,114,626

CASH AND CASH EQUIVALENTS - ending	$206,353	$277,617

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
Cash paid during the period for:

Income taxes	$-	$800

SUPPLEMENTAL DISCLOSURES OF NON - CASH INVESTING AND FINANCING ACTIVITIES:

Accrued preferred stock dividends	$120,941	$193,754

See accompanying notes to consolidated condensed financial statements

SHEERVISION, INC.
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Preferred stock		Common stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	capital	deficit	Equity (Deficiency)

BALANCE, August 31, 2007	$270,046	270	12,693,523	$12,694	$4,857,051	$(4,764,363)	$105,652

Preferred stock conversion	(3,750)	(4)	41,667	41	(37)	-	-

Dividend Accrued on Preferred Stock						(120,941)	(120,941)

Net Loss						(135,188)	(135,188)

BALANCE, February 29, 2008	$266,296	266	12,735,190	$12,735	$4,857,014	$(5,020,492)	$(150,477)

See accompanying notes to consolidated condensed financial statements

SHEERVISION, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
FEBRUARY 29, 2008

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

Effective June 19, 2006, the Company formally changed its name from Clean Water Technologies, Inc. to SheerVison, Inc.

Going Concern Considerations

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As of February 29, 2008, the Company had an accumulated deficit of $5,020,492, and a negative working capital of $271,518.

NOTE 2 - INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out method) or market, and consist of the following:

	February 29, 2008	August 31, 2007
Finished Goods	$263,791	$331,642
Raw Materials	22,710	9,577
Total	$286,501	$341,219

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation and amortization, and consist of the following:

	Estimated	February 28,	August 31,
	Useful lives	2008	2007

Manufacturing equipment	7 years	$101,965	$93,765
Office and computer equipment	5 years	48,768	46,507
Leasehold improvement	15 years	7,179	7,179
		157,912	147,451
Less: Accumulated Depreciation & Amortization		44,676	29,587
Property and Equipment, net		$113,236	$117,864

SHEERVISION, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
FEBRUARY 29, 2008

NOTE 3 - PROPERTY AND EQUIPMENT (CONTINUED)

Depreciation and amortization expense for the six and three month periods ended February 29, 2008 amounted to $15,089 and $7,597, respectively as compared with the six and three month period ended February 28, 2007, which amounted to $11,562 and $5,159 respectively.

NOTE 4 - INTANGIBLE ASSETS

During fiscal year 2007, the Company filed for patent protection with the United States Patent and Trademark Office for certain developed technologies. The Company has received notification of patent pending status. The cost incurred by the Company was $8,562 and is being amortized on a straight-line basis over a period of 15 years and is stated net of accumulated amortization of $757.

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

The following table sets forth the computation of basic and diluted loss per common share:

	Six Months Ended		Three Months Ended
	February 29,		February 29,
	2008	2007	2008	2007
Numerator:
Net loss	$(135,188)	$(723,306)	$(154,976)	$(397,538)
Series A Preferred Stock dividends	(120,941)	(138,396)	(60,180)	(69,197)
Net loss attributable to common stockholders:
-basic and diluted	$(256,129)	$(861,702)	$(215,156)	$(466,735)

Denominator:
Basic - weighted average common shares	12,708,175	12,278,169	12,722,827	12,278,169
Warrants	-	-	-	-
Convertible preferred stock	-	-	-	-
Diluted-weighted average common shares	12,708,175	12,278,169	12,722,827	12,278,169
Basic and diluted loss per common share	(0.02)	$(0.07)	$(0.02)	$(0.04)

SHEERVISION, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
FEBRUARY 29, 2008

NOTE 5 - LOSS PER COMMON SHARE (CONTINUED)

Warrants, and convertible preferred stock, in accordance with the following table, were excluded from the computation of diluted loss per share for the six and three months ended February 29, 2008 and 2007, respectively, because the effect of their inclusion would be antidilutive.
	Six Months Ended		Three months ended
	February 29,		February 29,
	2008	2007	2008	2007
Warrants to purchase - common stock	1,488,989	1,488,279	1,488,989	1,488,279
Convertible preferred stock	2,958,856	3,417,190	2,958,856	3,417,190
	4,447,845	4,906,179	4,447,845	4,906,179

NOTE 6 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial reporting purposes, the Company has incurred substantial losses which have caused management to doubt, based on the available objective evidence, whether it was more likely than not that the net deferred tax assets would be fully realizable. Accordingly, the Company has provided for a full valuation allowance against its net deferred tax asset. The Company's deferred tax asset at February 29, 2008 and 2007 is comprised of the following components:

	2008	2007
Net operating losses carry forwards	$928,092	$1,386,000
Less: Valuation allowance	(928,092)	(1,386,000)
Net deferred tax asset	$-0-	$-0-

At February 29, 2008, the Company has net operating loss carry forwards for federal tax purposes of approximately $3,747,000, which expire in years 2024 through 2027.

The provision for income taxes is summarized as follows:

		February 29,
		2008	2007
Current	- federal	$-	$-
	- state	1,600	1,600
		1,600	1,600

Deferred	- federal	-	-
	- state	-	-
		-	-
Total provision		$1,600	$1,600

SHEERVISION, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
FEBRUARY 29, 2008

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases space under a non-cancellable lease effective December 1, 2007 and expiring December 1, 2010. The lease obligation based on minimum monthly rents is expected to be as follows:

FISCAL YEARS ENDING	Annual Amount
2008	$50,679
2009	55,007
2010	56,657
$162,343

Rent expense for the six and three months ended February 29, 2008 amounted to $25,566 and $13,449, respectively as compared to the six and three months ended February 28, 2007 which amounted to $24,034 and $12,117, respectively.

Litigation

On January 10, 2007, a complaint was filed in the United States District Court, Central District of California, by Martin Hogan Pty, Ltd., which is currently brought against the Company and the Company’s Chief Executive Officer and President. Plaintiff, a former supplier of frames of the Company, alleges copyright and trade dress infringement in its frames and is seeking damages as well as permanent injunctive relief. On June 19, 2007, the Court issued an order which, among other things, denied plaintiff’s motion for a preliminary injunction, dismissed the plaintiff’s state law claims and denied the Company’s motion to stay the proceedings. On July 10, 2007, the plaintiff filed an amended complaint and on, August 17, 2007, the Company filed a motion to dismiss the plaintiff’s state law and trade dress infringement claims in its amended complaint. On January 9, 2008, the Court issued an order denying this motion. On January 29, 2008, the Company filed its answer and the parties are currently engaged in discovery. The Company intends to continue vigorously defending itself in this action and, based on its understanding of the relevant facts and circumstances and the denial of the plaintiff’s preliminary injunction, the Company believes that it has meritorious defenses.

On June 25, 2007, General Scientific Corporation (“GSC”) initiated a “Section 337” complaint against the Registrant with the International Trade Commission (“ ITC”) alleging the unlawful importation and sale in the United States of certain magnifying loupe products which allegedly infringe certain of the complainant's patents. On January 17, 2008, the Company entered into a settlement with GSC and a co-defendant pursuant to which the Company and the co-defendant agreed to cease the importation of a particular type of metal frame, GSC covenanted not to bring patent infringement claims against the Company and co-defendant with respect to certain SheerVision products and the pending investigation by the ITC was terminated. The settlement involved no monetary payment by the Company and no admission of wrongdoing. The terms of the settlement will not have a material effect on the Company’s financial condition or operations.

There is no other litigation pending or, to the Company's knowledge, threatened litigation or administrative action (including litigation or action involving the Company's officer, directors or other key personnel) which in the Company's opinion has, or is expected to have, a material adverse effect upon its financial condition or operations.

 SHEERVISION, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
FEBRUARY 29, 2008

NOTE 8 - STOCKHOLDERS EQUITY

Preferred Stock

The Company has authorized 350,000 shares of Series A Preferred Stock, par value $0.001 (“Series A Preferred Stock”). As of February 28, 2008, the Company has 266,296 shares of Series A Preferred Stock issued and outstanding. On June 12, 2006, the Company issued 9% convertible notes in the aggregate amount of $3,075,469 which automatically converted at $10.00 per share into 307,546 shares of Series A Preferred Stock. Dividends accrue at the rate of 9% per annum and are payable every June 30 and December 31, commencing June 30, 2006. To the extent not paid, accrued dividends shall be accumulated until paid. At the option of the holder, preferred stock may be converted into common stock at any time at a conversion price of $0.90 per share. In June 2007, 37,500 shares of preferred stock at a stated value of $10 per share, were converted into 416,667 shares of Company common stock. In December 2007, 3,750 shares of preferred stock at a stated value of $10 per share, were converted into 41,667 shares of Company common stock.

As of February 29, 2008 cumulative preferred dividends are $445,311 and are reflected on the balance sheet.

Common Stock

The Company has authorized 90,000,000 shares of common stock, par value $0.001 per share. As of February 29, 2008, the Company had 12,735,190 shares of common stock issued and outstanding.

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

In December 2007, 3,750 shares of preferred stock at a stated value of $10 per share were converted into 41,667 shares of Company common stock.

SHEERVISION, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
FEBRUARY 29, 2008

NOTE 9 - WARRANTS

Transactions involving the Company's warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at August 30, 2007	1,488,989	$0.53
Granted	—
Exercised	—
Canceled or expired	—
Outstanding at February 29, 2008	1,488,989	$0.53

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

The Company will charge the grant date fair value of options granted to expenses as they become vested. The fair value of stock options will be determined using an appropriate option-pricing model and based on observable market prices. Modifications such as lowering the exercise prices or extending the expiration dates are treated as new grants and could result in material changes to the Company's non-cash expenses. As of February 29, 2008, no options under the Plan or Directors Plan have been granted.

SHEERVISION, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
FEBRUARY 29, 2008

NOTE 11 – SUBSEQUENT EVENTS

On March 20, 2008, the Company granted incentive stock options to purchase an aggregate of 1,025,000 shares of common stock, par value $0.001 per share under its 2007 Stock Option Plan to employees and consultants of the Company, with half of the options vesting on the date of grant and the other half vesting on December 31, 2008. The exercise price of the options was $0.20 per share for all such options except that in the case of grants to the Chief Executive Officer and President, the exercise price of the options was $0.22 per share.

On March 25, 2008, the Company entered into a loan agreement (the “Loan Agreement”) with an unaffiliated shareholder of the Company providing for a loan to the Company of up to $300,000 carrying an interest rate of 9% per annum. The Loan Agreement further provides that principal and interest of the loan is repayable nine months from the date of the execution of the Loan Agreement or earlier upon the occurrence of an event of default. The loan is secured by a first priority security interest on the Company’s collateral. Additionally, the Loan Agreement provides the Lender with an option to receive a warrant exercisable for up to 600,000 shares of the Company’s common stock (depending on the amount loaned) at an exercise price of $0.25 per share.

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

Unless the context indicates otherwise, any reference to "Sheervision", the "Company", "we", "us", "our" or the "Registrant" refers to Sheervision, Inc., a Delaware corporation, and its subsidiaries as of February 29, 2008.

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

We continue to grow our sales volume by developing new product offerings and by rapidly expanding distribution networks domestically, internationally, and online. Through the development of the SureFit TTL Loupes, the FireFly Infinity™ LED, the FireFly FlipFilter™, and related accessories, we have broadened our appeal to our core market segments of dental, surgical and veterinary. The eCommerce powered webstore has provided us with a cost-effective platform to sell products and to communicate with customers. With the launch of our International Distributor Program (IDP), we have already increased our reach by successfully expanding our international distribution network in several new countries. We recently entered into a sales partnership agreement with a global detailer of quality dental and medical products. The intention of this new alliance is to increase the sales and profitability of the FireFly Infinity™ LED light system in all corners of the world, further strengthening SheerVisions’s overall financial performance. International distributors provide us with distribution channels with the potential to grow rapidly in a highly cost-effective manner and we are in a position to offer a wide assortment of innovative products, which can be resold at strong margins while still offering the end-user a highly competitive price. We plan on continuing these growth-oriented efforts as we continue to build our sales and product offerings.

We have benefited from our significant investments in new product design and manufacturing that have occurred over the previous 18 months. The development of the Infinity Ultra LED Head Light, the Signature Prism Loupes, and the SureFit TTL loupes has opened new markets for us. We have most recently been developing a new lithium-polymer battery system for FireFly Infinity headlight system that is scheduled for launch in the third quarter of fiscal 2008, and also expect to launch several new product designs during the balance of 2008. Each of these products will allow us to seek additional revenues in our vertical and horizontal market segments.

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

Inventory.

Inventory is stated at the lower of cost (first-in, first-out method) or market and consists of raw materials and finished goods. Materials associated with the manufacturing of our product lines are readily available within the US and international markets with relatively short ordering cycles and therefore inventory on hand normally represents a two to three month selling cycle. Inventory valuations depend on quantities on hand, sales history and expected near term sales prospects. No inventory valuations were warranted as of February 29, 2008 and February 28, 2007.

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

•  SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115;

FASB Staff Positions (FSP):

•  FSP FIN 39-1, Amendment of FASB Interpretation No. 39;

•  FSP FAS 158-1, Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88, and No. 106 and to the Related Staff Implementation Guides ;

•  FSP EITF 00-19-2, Accounting for Registration Payment Arrangements;
.
EITF Consensuses (EITF):

•  EITF Issue No. 06-1, Accounting for Consideration Given by a Service Provider to a Manufacturer or Reseller of Equipment Necessary for an End-Customer to Receive Service from the Service Provider ;

•  EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements ;

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

Statement 133 Implementation (Derivatives Implementation Group or DIG) Issues:

•  Statement 133 Implementation Issue No. B40, Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets;

•  Statement 133 Implementation Issue No. G26, Hedging Interest Cash Flows on Variable-Rate Assets and Liabilities That Are Not Based on a Benchmark Interest Rate ;

AICPA Statements of Position (SOP):

•  SOP 07-01, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies.

We do not believe that adoption of any of the above pronouncements that may apply will have a material impact on our financial position or results of operations.

Results of Operations

The following table sets forth, for the periods indicated, financial information related to operations, as well as expressed as a percentage of our net sales:

	SIX MONTHS ENDED FEBRUARY 29,
	(in thousands)
	2008		2007
Net Sales	$1,951	100.0%	$2,084	100.0%
Cost of Goods Sold	702	36.0%	642	30.8%
Gross Profit	1,249	64.0%	1,442	69.2%
Operating Expenses
Shipping Expenses	63	3.2%	82	4.0%
Selling Expenses	496	25.4%	1,137	54.5%
General & Administrative Exp	795	40.8%	949	45.5%
Product Development Expenses	31	1.6%	7	0.3%
Total Operating Expenses	1,385	71.0%	2,175	104.4%
Income (Loss) from Operations	(136)	(7.0)%	(733)	(35.2)%
Other (Income)/Expense	(2)	0.1%	(11)	(0.5)%
Provision (Benefit) for Income Tax	1	0.0%	1	0.0%
Net Income (Loss)	$(135)	(6.90)%	$(723)	(34.7)%

During the first six months of fiscal year 2008 revenues overall were slightly lower than expected due to delays incurred in both the manufacturing process of our power source that supports our LED light systems and the additional R&D time required to bring our next generation LED light system to market. If orders in our pipeline had been able to be fulfilled at the time the orders were taken, sales would have exceeded our prior year results. We have contracted with additional manufacturers to increase production volume to meet the demand on a real-time basis and we have completed R&D on the new FireFly Infinity Ultra head light system. We have recently started shipping product from these manufacturing facilities and are currently shipping our pipeline of backorders. We anticipate to be able to ship orders in real-time by May 2008.

Through cost cutting efforts in our retail sales and marketing programs, we were able to post a first quarter net income of $19,788, however we incurred a loss in the second quarter of $154,976 due to product shipping delays and expenses incurred in legal fees to support defending two competitor lawsuits alleging product copyright, trade dress and patent infringement on specific components of our surgical loupes. One suit has been settled as of January 17, 2008 without monetary obligations and we are diligently working on settling the second suit.

We continue to concentrate efforts on reducing operating costs and streamlining our sales and marketing efforts. As we focus more heavily on distributor and OEM/private label relationships to generate sales, the exposure to escalating costs in sales and travel related expenses in the domestic retail market can be mitigated. Through large orders from a growing number of distributors, we anticipate that these efforts will continue to improve the operating loss in future quarters.

We reduced the retail sales force to a level that will support existing demographic areas producing the greatest volume of sales. We have recently secured an arrangement with a dental company of long standing that has allowed us to acquire their seniority points in selecting prime booth locations at major dental trade shows. The number of tradeshows for 2008 has been scaled down as well, and several of the smaller localized shows, which in the past generated exposure to our product lines but not necessarily immediate revenues, have been eliminated. This action will also reduce excessive travel related expenses which have skyrocketed due to cost pressures in the travel industry from ever increasing oil prices.

Management believes that we have positioned ourselves for steady sales growth during the remainder of our fiscal year 2008 and through the cost containments already established, should result in a stronger financial position during this fiscal year.

Six Months Ended February 29, 2008 Compared to the Six Months Ended February 28, 2007

Net Sales

 Net Sales decreased by $132,918 or 6.4%, from $2,084,163 for the six months ended February 28, 2007 to $1,951,245 for the six months ended February 29, 2007. This decrease was directly related to manufacturing delays in the newly enhanced components of our Firefly LED™ light systems and the delay in introducing our new FireFly Infinity Ultra head light system. If orders in our pipeline had been able to be shipped at the time the orders were taken, sales would have exceeded our prior year results. Sales relating to our loupe product lines increased by over 18% as compared to the previous fiscal six months ended February 28, 2007. This increase was aided primarily by the international distributor program. Light sales decreased by 45% as compared to the previous fiscal six months ended February 28, 2007. This decrease was a direct result of orders not shipped due to manufacturing delays of an enhanced component of the light system. The manufacturing process is now complete and we are currently completing our backorders and expect to meet real time sales needs by May 2008. During the remainder of fiscal year 2008 we also anticipate our distributor sales will include our light systems as well as our loupe systems. The average order size per retail customer increased over the period due to the aggressive product bundling with price advantages. We maintained our position with our competitive pricing edge and therefore did not institute a price increase to our customers during the first six months of the fiscal year.

Cost of Goods Sold

Cost of goods sold increased by $60,039, or 9.4%, from $641,827 for the six months ended February 28, 2007 to $701,866 for the six months ended February 29, 2008. As a percentage of sales, cost of goods sold increased from 30.8% of sales for the six months ended February 28, 2007 to 36.0% of sales for the six months ended February 29, 2008. This increase is due to the effects of distributor versus retail pricing structures of products being sold.

Gross Profit

Gross profit decreased by $192,957, or 13.4%, from $1,442,336 for the six months ended February 28, 2007 to $1,249,379 for the six months ended February 29, 2008. The decrease in gross profit was attributable to a slight decrease in sales volume and the effects of the cost of goods on the current product mix. The gross profit was 64.0% of net sales for the six months ended February 29, 2008 compared to 69.2% of net sales for the six months ended February 28, 2007. Our growth in distributor sales, which have smaller margins than retail sales, was the major factor in this decrease in gross margins. During the six month period ended February 29, 2008, distributor sales represented 37.9% of total sales as compared to 3.1% during the six month period ended February 28, 2007. Pricing of products sold to distributors are lower than pricing direct to consumers primarily because the sales costs associated with the sale are absorbed by the distributor which reduces our sales and marketing expenses.

Operating Expenses

Operating expenses, which include shipping expenses, selling and marketing expenses, general and administrative expenses and product development decreased by $790,159, or 36.3%, to $1,385,369 for the six months ended February 29, 2008 as compared to $2,175,528 for the six months ended February 28, 2007.

Shipping expenses were $63,283, or 3.2%, of net sales for the six months ended February 29, 2008 as compared to $82,703, or 4.0%, of net sales for the six months ended February 28, 2007. This decrease of $19,420 was directly attributable to the increase in distributor sales where shipping expenses are absorbed directly by the distributor.

Selling and marketing expenses were $496,212 for the six months ended February 29, 2008, a decrease of $640,577, or 56.3%, over the six months end selling and marketing expenses of $1,136,789 at February 28, 2007. During the six months ended February 28, 2007, a strategic sales and marketing program was instituted to develop brand awareness and enhance market share through a coordinated advertising and direct mail campaign. With the completion of this marketing program, these expenses were not incurred during the six months ended February 29, 2008.

General and administrative expenses were $795,211 for the six months ended February 29, 2008, a decrease of $153,713, or 16.2%, over the general and administrative expenses of $948,924 for the six months ended February 28, 2007. This decrease is attributable to the cost containment efforts implemented in the areas of personnel, staff related and SEC related expenses. The efforts of expense reduction however were mitigated due to the legal expenses to support defending two competitor lawsuits alleging product copyright, trade dress and patent infringement on specific components of our surgical loupes.

Product development costs increased by $23,551, or 331.1%, from $7,112 for the six months ended February 28, 2007 to $30,663 for the six months ended February 29, 2008. Product development costs are expected to increase in the future as we continue to expend resources to enhance our existing product lines as well as develop new products continually ramping up to meet consumer demands.

Income (Loss) from Operations

As a result of the foregoing, we had net loss from operations for the six months ended February 29, 2008 of $135,990 compared to a loss from operations of $733,192 for the six months ended February 28, 2007.

Interest Income

Interest income earned from the investment in variable money market funds was $2,402 for the six months ended February 29, 2008 as compared to $10,686 for the six months ended February 28, 2007.

Amortization and Depreciation

Amortization for the six months ended February 29, 2008 amounted to $284 which was related to our cost of obtaining patent protection as compared to $187 for the six months ended February 28, 2007. Depreciation expense was $15,089 and $11,562, respectively, for the six months ended February 29, 2008 and 2007. Amortization and depreciation expense are included in general and administrative expenses.

Income Taxes

For the six months ended February 29, 2008, we recorded a current state income tax provision of $1,600.

Net Income (Loss)

As a result of the foregoing, we had a net loss for the six months ended February 29, 2008 of $135,188 compared to a net loss of $723,306 for the six months ended February 28, 2007.

Our loss per common share for the six months ended February 29, 2008 was $0.02 compared to a loss per common share of $0.07 for the six months ended February 28, 2007.

Three Months Ended February 29, 2008 Compared to the Three Months Ended February 28, 2007

Net Sales

Net Sales decreased by $82,605, or 9.1%, from $909,752 for the three months ended February 28, 2007 to $827,147 for the three months ended February 29, 2008. This decrease was directly related to manufacturing delays in the newly enhanced components of our Firefly LED™ light systems and the introduction of our new next generation LED Infinity Ultra Plus light system. Sales relating to our loupe product lines increased by over 15% as compared to the previous fiscal quarter ended February 28, 2007. Light sales decreased by 41% as compared to the previous fiscal quarter ended February 28, 2007. This decrease was a direct result of orders not able to be shipped, although in the pipeline. The manufacturing is now complete and sales orders are currently being processed.

Cost of Goods Sold

Cost of goods sold increased by $9,988, or 3.2%, from $313,053 for the three months ended February 28, 2007 to $323,041 for the three months ended February 29, 2008. As a percentage of sales, cost of goods sold increased from 34.4% of sales for the three months ended February 29, 2007 to 39.1% of sales for the three months ended February 29, 2008. This increase is due to the effects of distributor versus retail pricing structures of products being sold.

Gross Profit

Gross profit decreased by $92,593, or 15.5%, from $596,699 for the quarter ended February 28, 2007 to $504,106 for the three months ended February 29, 2008. The decrease in gross profit was attributable to a slight decrease in sales volume and the effects of the cost of goods on the current product mix. The gross profit was 60.9% of net sales for the three months ended February 29, 2008 compared to 65.6% of net sales for the quarter ended February 28, 2007. Our growth in distributor sales, which have smaller margins than retail sales, was the major factor in this decrease in gross margins. During the three month period ended February 29, 2008, distributor sales represented 26.4% of total sales as compared to 3.0% during the three month period ended February 28, 2007. Pricing of products direct to distributors are lower than pricing direct to consumers primarily because the sales costs associated with the sale are absorbed by the distributor which reduces our sales and marketing expenses.

Operating Expenses

Operating expenses, which include shipping expenses, selling and marketing expenses, general and administrative expenses and product development decreased by $336,704, or 33.8%, to $660,198 for the three months ended February 29, 2008 as compared to $996,902 for the three months ended February 28, 2007.

Shipping expenses were $32,345, or 3.9%, of net sales for the quarter ended February 29, 2008 as compared to $43,416, or 4.8%, of net sales for the quarter ended February 28, 2007. This decrease of $11,071 was directly attributable to the increase in distributor sales where shipping expenses are absorbed directly by the distributor.

Selling and marketing expenses were $244,111 for the three months ended February 29, 2008, a decrease of $198,115, or 44.8%, over the three months selling and marketing expenses of $442,226 at February 28, 2007. During the quarter ended February 28, 2007, an aggressive sales and marketing program was in place to develop brand awareness and enhance market share through a coordinated advertising and direct mail campaign. These expenses were not incurred during the three months ended February 29, 2008.

General and administrative expenses were $369,720 for the three months ended February 29, 2008, a decrease of $139,900, or 27.5%, over the general and administrative expenses of $509,620 for the three months ended February 28, 2007. This decrease is attributable to the cost containment efforts implemented in the areas of personnel, staff related and SEC related expenses. The efforts of expense reduction however were mitigated due to the legal expenses to support defending two competitor lawsuits alleging product copyright, trade dress and patent infringement on specific components of our surgical loupes.

Product development costs increased by $12,382, or 755.0%, from $1,640 for the three months ended February 28, 2007 to $14,022 for the three months ended February 29, 2008. Product development costs are expected to increase in the future as we continue to expend resources to enhance our existing product lines as well as develop new products.

Income (Loss) from Operations

As a result of the foregoing, we had a net loss from operations for the three months ended February 29, 2008 of $156,092 compared to a loss from operations of $400,203 for the three months ended February 28, 2007.

Interest Income

Interest income earned from the investment in variable money market funds was $1,116 for the three months ended February 29, 2008 as compared to $2,665 for the three months ended February 29, 2007.

Amortization and Depreciation

Amortization for the quarter ended February 29, 2008 amounted to $142 which was related to our cost of obtaining patent protection as compared to $142 for the quarter ended February 28, 2007. Depreciation expense was $7,598 and $6,403, respectively, for the three months ended February 29, 2008 and 2007. Amortization and depreciation expense are included in general and administrative expenses.

Income Taxes

For the quarter ended February 29, 2007, we recorded a current state income tax provision of $1,600.

Net Income (Loss)

As a result of the foregoing, we had a net loss for the three months ended February 29, 2008 of $154,976 compared to a net loss of $397,538 for the quarter ended February 28, 2007.

Our loss per common share for the quarter ended February 29, 2008 was $0.02 compared to a loss per common share of $0.04 for the quarter ended February 28, 2007.

Liquidity and Capital Resources

As of February 29, 2008, we had $206,353 in cash. As of February 29, 2008, we had current assets in the amount of $650,283 and current liabilities in the amount of $921,801. As a result, we had a working capital deficit of $271,518, as compared to a working capital deficit of $125,954 at August 31, 2007. Included in current liabilities are the accrued dividends on Preferred Series A Stock in the amount of $445,311, which is not anticipated to be paid within this fiscal year, however these dividends will continue to accrue.

Inventory as of February 29, 2008 was $286,501. This is a decrease of $54,718 from inventory of $341,219 as of August 31, 2007.

We generated revenues of $1,951,245 and $2,084,163 for the six months ended February 29, 2008 and 2007, respectively, and recorded a net loss of $135,188 and a net loss of $723,306, respectively, during these periods. In addition, during the six months ended February 29, 2008, the net cash used by operations was $48,448 and during the six months ended February 28, 2007, the net cash used in operating activities was $795,830. Net cash used in investing activities during the six months ended February 29, 2008 and 2007 was $10,461 and $41,179, respectively. Net decrease in cash and cash equivalents was $58,909 and $837,009 during the six months ended February 29, 2008 and 2007, respectively.

On March 25, 2008, we entered into a loan agreement with an unaffiliated shareholder of ours providing for a loan of up to $300,000 carrying an interest rate of 9% per annum. The loan agreement further provides that principal and interest of the loan is repayable nine months from the date of the execution of the loan agreement.

Although we believe that our existing cash, cash equivalents and recently executed loan agreement will be sufficient to support our current operations through December 31, 2008, we may have to raise additional capital to support and fund our sales, marketing and research and development programs. We can provide no assurance that additional funding will be available on a timely basis, on terms acceptable to us, or at all. If we are unsuccessful in raising additional funding, our business may not continue as a going concern. Even if we do find additional funding sources, we may be required to issue securities with greater rights than those currently possessed by holders of our common stock. We may also be required to take other actions that may lessen the value of our common stock or dilute our common stockholders, including borrowing money on terms that are not favorable to us or issuing additional equity securities. If we experience difficulties raising money in the future, our business and liquidity will be materially adversely affected.

Our ability to generate positive operational cash flow depends upon increasing revenues through the sales of existing product lines and the generation of additional lines through our research and development processes. There can be no assurance that we will be successful in generating a positive operational cash flow.

Contractual Obligations

We lease space under a non-cancellable lease effective December 1, 2007 and expiring December 1, 2010. The lease obligation based on minimum monthly rents is expected to be as follows:

Fiscal Years Ending

2008	$50,679
2009	55,007
2010	56,657
$162,343

Rent expense for the six months ended February 29, 2008 and 2007 was $25,566, and $24,034, respectively.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain financial market risks, including changes in interest rates. All of our revenue, expenses and capital spending are transacted in U.S. dollars. Our exposure to market risk for changes in interest rates relates primarily to our cash and cash equivalent balances. The majority of our investments are in short-term instruments and subject to fluctuations in US interest rates. Due to the nature of our short-term investments, we believe that there is no material risk exposure. Our manufacturing contracts overseas are price sensitive to changes in foreign exchange rates and we are currently experiencing price adjustments when importing our products due to the weakening of the US dollar. If the dollar continues to weaken we may be forced to increase our pricing to the end user.

ITEM 3A(T). CONTROLS AND PROCEDURES

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

As previously reported, on January 10, 2007, a complaint was filed in the United States District Court, Central District of California, by Martin Hogan Pty, Ltd. which is currently brought against us and our Chief Executive Officer and President. Plaintiff, a former supplier of frames of ours, alleges copyright and trade dress infringement in its frames and is seeking damages as well as permanent injunctive relief. On June 19, 2007, the Court issued an order which, among other things, denied plaintiff’s motion for a preliminary injunction, dismissed the plaintiff’s state law claims and denied our motion to stay the proceedings. On July 10, 2007, the plaintiff filed an amended complaint and, on August 17, 2007, we filed a motion to dismiss the plaintiff’s state law and trade dress infringement claims in its amended complaint. On January 9, 2008, the Court issued an order denying this motion. On January 29, 2008, we filed our answer and the parties are currently engaged in discovery. We intend to continue vigorously defending ourselves in this action and based on our understanding of the relevant facts and circumstances and the denial of the plaintiff’s preliminary injunction, we believe that we have meritorious defenses.

As previously reported, on June 25, 2007, General Scientific Corporation (“GSC”) initiated a “Section 337” complaint against us with the International Trade Commission (“ITC”) alleging the unlawful importation and sale in the United States of certain magnifying loupe products which allegedly infringe certain of the complainant's patents. On January 17, 2008, we entered into a settlement with GSC and a co-defendant, Asia Sourcing Corporation (“ASC”) pursuant to which we and ASC agreed to cease the importation of a particular type of metal frame, GSC covenanted not to bring patent infringement claims against us and ASC with respect to certain SheerVision products and the pending investigation by the ITC was terminated. The settlement involved no monetary payment by us and no admission of wrongdoing. The terms of the settlement will not have a material effect on our financial condition or operations.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None other than as previously disclosed in Current Reports on Form 8-K filed during the reporting period.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHEERVISION, INC.
Registrant
Dated: April 14, 2008

/s/ Suzanne Lewsadder
Suzanne Lewsadder, Chief Executive Officer