Form 10QSB
period 2008-05-31
SHEERVISION, INC.
filed 2008-07-15
CIK 1096187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended May 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

   For the transition period from             to _______________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of July 11, 2008: 12,735,190 shares outstanding of the Company’s common stock, par value, $.001.

Transitional Small Business Disclosure Format (check one):

Yes ☐	No ☒

SHEERVISION, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

	May 31,	August 31,
	2008	2007
	(Unaudited)	(derived from audited financial statements)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$164,179	$265,262
Accounts receivable, net	276,182	50,397
Inventory	299,981	341,219
Prepaid expenses and other current assets	82,855	73,160

Total Current Assets	823,197	730,038

PROPERTY AND EQUIPMENT, net	147,214	117,864

INTANGIBLE ASSETS, net	7,662	8,090

	$978,073	$855,992

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Line of credit payable	$152,515	$-
Accounts payable	365,476	337,013
Accrued expenses and other current liabilities	179,307	88,957
Accrued dividends preferred series A	505,228	324,370
Total Current Liabilities	1,202,526	750,340

Preferred Stock, Series A, 9% cumulative convertible;
$.001 par value, $10 per share, Authorized 350,000
issued and outstanding 266,296 shares	266	270
Common Stock: par value $.001;
Authorized 90,000,000 shares -
issued and outstanding 12,735,190	12,735	12,694
Additional paid in capital	4,933,486	4,857,051
Accumulated deficit	(5,170,940)	(4,764,363)
Total Stockholders' Equity	(224,453)	105,652

	$978,073	$855,992

See accompanying notes to consolidated condensed financial statements

SHEERVISION, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	NINE MONTHS ENDED		THREE MONTHS ENDED
	MAY 31		MAY 31
	2008	2007	2008	2007

NET SALES	$3,070,877	$3,200,074	$1,119,633	$1,115,911

COST OF GOODS SOLD	1,067,756	998,621	365,882	356,769

GROSS PROFIT	2,003,121	2,201,453	753,751	759,142

OPERATING EXPENSES:
Shipping	121,866	124,962	58,583	42,259
Selling and marketing	801,567	1,597,417	305,354	460,628
General and administrative	1,239,198	1,392,941	443,987	444,017
Product development	66,176	12,839	35,513	5,727
Total operating expenses	2,228,807	3,128,159	843,437	952,631

LOSS FROM OPERATIONS	(225,686)	(926,706)	(89,686)	(193,489)

OTHER INCOME (EXPENSE)
Interest income (expense), net	1,567	11,725	(835)	1,038

LOSS BEFORE PROVISION FOR INCOME TAX	(224,119)	(914,981)	(90,521)	(192,451)

PROVISION FOR INCOME TAX-CURRENT	1,600	1,600	-	800

NET LOSS	(225,719)	(916,581)	(90,521)	(193,251)

ACCRUED PREFERRED STOCK DIVIDENDS	(180,858)	(207,595)	(59,917)	(69,197)

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(406,577)	$(1,124,176)	$(150,438)	$(262,448)

BASIC AND DILUTED LOSS PER SHARE APPLICABLE TO COMMON SHAREHOLDERS:
Basic and Diluted	$(0.03)	$(0.09)	$(0.01)	$(0.02)

Weighted average number of shares outstanding	12,717,246	12,278,169	12,735,190	12,278,169

See accompanying notes to consolidated condensed financial statements

SHEERVISION, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED
	MAY 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(225,719)	$(916,581)
Adjustments to reconcile net loss
Cash used in operating activities:
Depreciation and amortization	24,397	19,105
Non-cash compensation satisfied by issuance of options	76,472	-
Changes in assets and liabilities:
Accounts receivable	(225,785)	(53,083)
Inventory	41,238	(110,116)
Prepaid expenses	(9,690)	18,405
Accounts payable	28,463	174,390
Other current assets	-	-
Accrued expenses and other current liabilities	92,860	3,552

NET CASH USED BY OPERATING ACTIVITIES	(197,764)	(864,328)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(53,319)	(42,201)
Investment in intangibles	-	(8,562)
NET CASH USED IN INVESTING ACTIVITIES	(53,319)	(50,763)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	150,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	150,000	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	(101,083)	(915,091)

CASH AND CASH EQUIVALENTS - beginning	265,262	1,114,626

CASH AND CASH EQUIVALENTS - ending	$164,179	$199,535

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
Cash paid during the period for:
Interest	$-	$-

Income taxes	$1,600	$800

SUPPLEMENTAL DISCLOSURES OF NON - CASH INVESTING
AND FINANCING ACTIVITIES:

Accrued preferred stock dividends	$180,858	$207,595

See accompanying notes to consolidated condensed financial statements

SHEERVISION, INC.
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

							Total
					Additional		Stockholders'
	Preferred stock		Common stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	capital	deficit	(Deficiency)

BALANCE, August 31, 2007	$270,046	270	12,693,523	$12,694	$4,857,051	$(4,764,363)	$105,652

Preferred stock conversion	(3,750)	(4)	41,667	41	(37)	-	-

Dividend Accrued on Preferred Stock						(180,858)	(180,858)

Employee stock option grants					76,472		76,472

Net Loss						(225,719)	(225,719)

BALANCE, May 31, 2008	$266,296	266	12,735,190	$12,735	$4,933,486	$(5,170,940)	$(224,453)

See accompanying notes to consolidated condensed financial statements

 SHEERVISION, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
MAY 31, 2008

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

Effective June 19, 2006, the Company formally changed its name from Clean Water Technologies, Inc. to SheerVison, Inc.

Going Concern Considerations

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As of May 31, 2008, the Company had an accumulated deficit of $5,170,940, and a negative working capital of $329,329.

NOTE 2 - INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out method) or market, and consist of the following:

	May 31, 2008	August 31, 2007
Finished Goods	$288,484	$331,642
Raw Materials	11,497	9,577
Total	$299,981	$341,219

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation and amortization, and consist of the following:

	Estimated	May 31,	August 31,
	Useful lives	2008	2007

Manufacturing equipment	7 years	$144,154	$93,765
Office and computer equipment	5 years	49,438	46,507
Leasehold improvement	15 years	7,179	7,179
		200,771	147,451
Less: Accumulated Depreciation & Amortization		53,557	29,587
Property and Equipment, net		$147,214	$117,864

Depreciation and amortization expense for the nine and three month periods ended May 31, 2008 amounted to $23,969 and $8,881, respectively as compared with the nine and three month period ended May 31, 2007, which amounted to $18,776 and $7,214 respectively.

SHEERVISION, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
MAY 31, 2008

NOTE 4 - INTANGIBLE ASSETS

During fiscal year 2007, the Company filed for patent protection with the United States Patent and Trademark Office for certain developed technologies. The Company has received notification of patent pending status. The cost incurred by the Company was $8,562 and is being amortized on a straight-line basis over a period of 15 years and is stated net of accumulated amortization of $900.

NOTE 5 - LINE OF CREDIT

On March 25, 2008, the Company entered into a loan agreement with an unrelated shareholder of the Company providing for a line of credit to the Company of up to $300,000 carrying an interest rate of 9% per annum. The loan agreement further provides that principal and interest of the loan is repayable nine months from the date of the execution of the loan agreement or earlier upon the occurrence of an event of default. The loan is secured by a first priority security interest in the Company’s inventories and accounts receivable. Additionally, the loan agreement provides the lender with an option to receive a warrant exercisable for up to 600,000 shares of the Company’s common stock (depending on the amount loaned) at an exercise price of $0.25 per share. As of May 31, 2008 the outstanding balance of the line of credit was $152,515, which includes accrued interest of $2,515.

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

The following table sets forth the computation of basic and diluted loss per common share:

	Nine Months Ended		Three Months Ended
	May 31,		May 31,
	2008	2007	2008	2007
Numerator:
Net loss	$(225,719)	$(916,581)	$(90,521)	$(193,251)
Series A Preferred Stock dividends	(180,858)	(207,595)	(59,917)	(69,197)
Net loss attributable to common stockholders:
-basic and diluted	$(406,577)	$(1,124,176)	$(150,438)	$(262,448)

Denominator:
Basic - weighted average common shares	12,717,246	12,278,169	12,735,190	12,278,169
Warrants	-	-	-	-
Convertible preferred stock	-	-	-	-
Diluted-weighted average common shares	12,717,246	12,278,169	12,735,190	12,278,169
Basic and diluted loss per common share	(0.03)	$(0.09)	$(0.01)	$(0.02)

SHEERVISION, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
MAY 31, 2008

NOTE 6 - LOSS PER COMMON SHARE (CONTINUED)

Warrants, and convertible preferred stock, in accordance with the following table, were excluded from the computation of diluted loss per share for the nine and three months ended May 31, 2008 and 2007, respectively, because the effect of their inclusion would be antidilutive.

	Nine Months Ended		Three months ended
	May 31,		May 31,
	2008	2007	2008	2007
Warrants to purchase - common stock	1,488,989	1,488,279	1,488,989	1,488,279
Convertible preferred stock	2,958,856	3,417,190	2,958,856	3,417,190
	4,447,845	4,906,179	4,447,845	4,906,179

NOTE 7 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial reporting purposes, the Company has incurred substantial losses which have caused management to doubt, based on the available objective evidence, whether it was more likely than not that the net deferred tax assets would be fully realizable. Accordingly, the Company has provided for a full valuation allowance against its net deferred tax asset. The Company's deferred tax asset at May 31, 2008 and 2007 is comprised of the following components:

	2008	2007
Net operating losses carry forwards	$928,092	$1,386,000
Less: Valuation allowance	(928,092)	(1,386,000)
Net deferred tax asset	$-0-	$-0-

At May 31, 2008, the Company has net operating loss carry forwards for federal tax purposes of approximately $3,747,000, which expire in years 2024 through 2027.

The provision for income taxes is summarized as follows:

		May 31,
		2008	2007
Current	- federal	$-	$-
	- state	1,600	1,600
		1,600	1,600

Deferred	- federal	-	-
	- state	-	-

Total provision		$1,600	$1,600

SHEERVISION, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
MAY 31, 2008

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases space under a non-cancellable lease effective December 1, 2007 and expiring December 1, 2010. At May 31, 2008, the lease obligation based on minimum monthly rents is expected to be as follows:

FISCAL YEARS ENDING AUGUST 31,	Annual Amount
2008	$12,700
2009	55,007
2010	56,657
$124,364

Rent expense for the nine and three months ended May 31, 2008 amounted to $39,015 and $13,449, respectively as compared to the nine and three months ended May 31, 2007 which amounted to $36,151 and $12,117, respectively.

Litigation

On January 10, 2007, a complaint was filed in the United States District Court, Central District of California, by Martin Hogan Pty, Ltd., which was brought against the Company and the Company’s Chief Executive Officer and President. Plaintiff, a former supplier of frames of the Company, alleged copyright and trade dress infringement in its frames and sought damages as well as permanent injunctive relief. On May 5, 2008, the parties reached a settlement in principle pursuant to which the Company agreed, subject to a definitive settlement agreement, to pay the plaintiff $50,000 and agreed to no longer sell its existing SV sport frame after August 31, 2008, with no admission of wrongdoing. The Court subsequently dismissed the action and we are presently negotiating the final terms of a definitive settlement agreement. The Company does not expect the terms of the settlement to have a material effect on the Company’s financial condition or operations. As of May 31, 2008 an accrued liability of $50,000 relating to this settlement is included on the balance sheet.

On June 25, 2007, General Scientific Corporation (“GSC”) initiated a “Section 337” complaint against the Comapny with the International Trade Commission (“ITC”) alleging the unlawful importation and sale in the United States of certain magnifying loupe products which allegedly infringe certain of the complainant's patents. On January 17, 2008, the Company entered into a settlement with GSC and a co-defendant pursuant to which the Company and the co-defendant agreed to cease the importation of a particular type of metal frame, GSC covenanted not to bring patent infringement claims against the Company and the co-defendant with respect to certain SheerVision products and the pending investigation by the ITC was terminated. The settlement involved no monetary payment by the Company and no admission of wrongdoing. The terms of the settlement will not have a material effect on the Company’s financial condition or operations.

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
MAY 31, 2008

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

As of May 31, 2008, cumulative preferred dividends are $505,228 and are reflected on the balance sheet.

Common Stock

The Company has authorized 90,000,000 shares of common stock, par value $0.001 per share. As of May 31, 2008, the Company had 12,735,190 shares of common stock issued and outstanding.

On December 1, 2005, SheerVision, Inc., a California corporation (“SheerVision-CA”) (which as a result of the share exchange and reorganization described below became the Company’s subsidiary) acquired 4,517,800 (610,514 shares after giving effect to the 1 for 7.4 reverse stock split to its then stockholders) of the common stock, par value $0.001, of the Company (which was then called Clean Water Technologies, Inc. (“CWTI”)), or 54.579% of the outstanding shares of CWTI, from two individuals for a purchase price of $625,000.

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

There was a reduction of 1,313 shares of common stock previously recorded as issued and outstanding from the original CWTI shares. However, these shares were issued for reservation purposes only and are not outstanding.

In December 2007, 3,750 shares of preferred stock at a stated value of $10 per share were converted into 41,667 shares of Company common stock.

SHEERVISION, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
MAY 31, 2008

NOTE 10 - WARRANTS

Transactions involving the Company's warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at August 30, 2007	1,488,989	$0.53
Granted	—
Exercised	—
Canceled or expired	—
Outstanding at May 31, 2008	1,488,989	$0.53

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

SHEERVISION, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
MAY 31, 2008

NOTE 11 - EQUITY BASED COMPENSATION PLANS (-Cont)

On March 20, 2008, the Company granted 1,025,000 incentive stock options to purchase shares of the Company’s common stock under the Plan to employees and consultants of the Company. Of the options granted, 400,000 of such options granted to Suzanne Lewsadder and Jeffrey Lewsadder, both officers and directors of the Company, were declined prior to issuance. The remaining 625,000 options have an exercise price of $0.20 per share and vest one half on the grant date and the remaining half on December 31, 2008. The fair value of the options issued was estimated at the date of the grant using the Black-Scholes pricing model with the following assumptions: a risk free interest rate of 4.50%, no dividend yield, and a volatility factor of 330%, the expected market price over the estimated life of the options of 10 years. The calculated fair value of the option grants was $118,000. The Company is recognizing a stock based compensation expense of $76,472 as of May 31, 2008 for the vested portion of the stock grants. The remaining stock based compensation expense of $41,528 will be expensed over the remaining vesting period through December 31, 2008.

Stock option activity as of May 31, 2008 is summarized as follows:
	Number of shares	Weighted Average Exercise Price
Options granted	625,000.20
Options cancelled	(50,000)	___
Options exercised	-0-

Outstanding at May 31, 2008	575,000.20
Exercisable at May 31, 2008	312,500.20

The Company’s non-vested share options as of May 31, 2008 and changes during the three months ended May 31, 2008, are summarized as follows:

	Number of shares	Weighted Average Exercise Price
Nonvested at March 20, 2008	312,500.20
Options forfeited	(50,000)	.20
Options exercised	-0-
Nonvested at May 31, 2008	262,500.20

NOTE 12 - SUBSEQUENT EVENTS

On July 14, 2008, the Company granted 36,000 incentive stock options to purchase shares of the Company’s common stock under the Plan to an employee at an exercise price of $0.25 per share, with half of the options vesting on the date of grant and the other half vesting on December 31, 2008.

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

Unless the context indicates otherwise, any reference to "Sheervision", the "Company", "we", "us", "our" or the "Registrant" refers to Sheervision, Inc., a Delaware corporation, and its subsidiaries as of May 31, 2008.

Overview

We design and sell proprietary surgical loupes and light systems to the dental, medical, veterinary, and dental hygiene market segments. Our sales are achieved through both direct and indirect sales channels focusing on strategic alliances with Dental/Medical companies. Through our exclusive arrangement with component manufacturers based in Asia, and in combination with our U.S. manufacturing, assembly, and testing facilities, we can provide top quality loupes and light systems directly to end-users and our distributor partners at substantially lower prices than our competitors.

Since our inception in 1999, we have established a significant base of operations characterized by steady sales growth, strategic alliances with dental and medical companies, strategic marketing programs, the initiation of a web presence through the introduction of a new online retail store, dedicated sales team, expansion into new global markets, and continued product development activities. Although management is optimistic about the prospects of the company, there are currently economic challenges that have hindered our ability to keep pace with the prior year’s growth. We have recently shifted our primary business model from a direct to an indirect sales platform, in which the results of this transition are expected in future quarters.

Through the development of the SureFit TTL Loupes, the FireFly Infinity(TM) LED, the FireFly FlipFilter(TM), Prism surgical loupes and related accessories, we have broadened our appeal to our core market segments of dental, surgical and veterinary. Our web store has provided us with a cost-effective platform to sell products and to communicate with customers. With the launch of our International Distributor Program (IDP), we have already increased our reach by successfully expanding our international distribution network in several new countries. We recently entered into a sales partnership agreement with a global detailer of quality dental and medical products. The intention of this new alliance is to increase the sales and profitability of the FireFly Infinity(TM) LED light system in all corners of the world, further strengthening SheerVisions’s overall financial performance. International distributors provide us with distribution channels with the potential to grow rapidly in a highly cost-effective manner and we are in a position to offer a wide assortment of innovative products, which can be resold at strong margins while still offering the end-user a highly competitive price. We plan on continuing these growth-oriented efforts as we continue to build our sales and product offerings.

We have benefited from our significant investments in new product design and manufacturing that have occurred over the previous 18 months. The development of the Infinity Ultra LED Head Light, the Signature Prism Loupes, and the SureFit TTL loupes has opened new markets for us. We have developed a new state-of-the-art lithium-polymer battery system for the FireFly Infinity headlight system that launched with limited distribution in the third quarter of fiscal 2008. Full distribution is expected during the fourth quarter of 2008. We also expect to launch several new product designs during the balance of 2008. Each of these products will allow us to seek additional revenues in our vertical and horizontal market segments.

Throughout our recent history we have earned a reputation for leadership and value in optical and lighting technology, supporting dentists, dental hygienists, and doctors throughout the world. Our Ultra-Light Loupes have received the “Best of the Best” award by Dental Lab Products’ Buyers Guide - 2006 Edition and named a Dentistry Today top 100 product for 2006.

SheerVision loupes and our FireFly light system have also received an endorsement by a highly acclaimed and prestigious leading independent non-profit dental education and product testing foundation. Our Firefly light system is the only LED light system to receive the coveted “Highly Rated” designation.

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

Inventory.

Inventory is stated at the lower of cost (first-in, first-out method) or market and consists of raw materials and finished goods. Materials associated with the manufacturing of our product lines are readily available within the US and international markets with relatively short ordering cycles and therefore inventory on hand normally represents a two to three month selling cycle. Inventory valuations depend on quantities on hand, sales history and expected near term sales prospects. No inventory valuations were warranted as of May 31, 2008 and May 31, 2007.

Income Taxes.

We account for income taxes using the liability method as prescribed by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes . Deferred income taxes reflect temporary differences in reporting assets and liabilities for income tax and financial accounting purposes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

Recently Issued Accounting Pronouncements Not Yet Effective

The following are potentially relevant accounting pronouncements that have been issued but are not yet effective :

Statements of Financial Accounting Standards (SFAS):

•  SFAS 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140;

•  SFAS 157, Fair Value Measurements;

FASB Staff Positions (FSP):

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

Results of Operations

The following table sets forth, for the periods indicated, financial information related to operations, as well as expressed as a percentage of our net sales:

	NINE MONTHS ENDED MAY 31,
	(in thousands)
	2008		2007
Net Sales	$3,071	100.0%	$3,200	100.0%
Cost of Goods Sold	1,068	34.8%	999	31.2%
Gross Profit	2,003	65.2%	2,201	68.8%
Operating Expenses
Shipping Expenses	122	4.0%	125	3.9%
Selling Expenses	802	26.1%	1,597	49.9%
General & Administrative Exp	1,239	40.4%	1,393	43.5%
Product Development Expenses	66	2.1%	13	0.4%
Total Operating Expenses	2,229	72.6%	3,128	97.8%
Income (Loss) from Operations	(226)	(7.3)%	(927)	(29.0)%
Other (Income)/Expense	(1)	0.0%	(11)	(0.3)%
Provision (Benefit) for Income Tax	1	0.0%	1	0.0%
Net Income (Loss)	$(226)	(7.3)%	$(917)	(28.7)%

During the first nine months of fiscal year 2008 revenues overall were slightly lower than expected due to delays incurred in both the manufacturing process of our power source that supports our LED light systems and the additional R&D time required to bring our next generation LED light system to market. If orders in our pipeline had been able to be fulfilled at the time the orders were taken, sales would have exceeded our prior year results and we recently started receiving products from these manufacturing facilities enabling us to begin shipping our pipeline of backorders. We also experienced a decline in our tradeshow revenues over the prior year. Overall attendance at tradeshows by dental professionals has declined and sales suffered as a direct result. We believe that the current economic impact of high energy costs has directly impacted the participation at major events. We also suffered loss of revenues when one of the largest annual dental tradeshows held in Atlanta this year was cancelled on the first day due to tornado damage to the convention center where the event was being held.

Through cost cutting efforts in our retail sales and marketing programs, we were able to post a first quarter net income of $19,788, however we incurred a net loss in the second quarter of $154,986 due to product shipping delays and expenses incurred in legal fees to support defending two competitor lawsuits alleging product copyright, trade dress and patent infringement on specific components of our surgical loupes. One suit was settled during the second quarter of fiscal year 2008 without monetary obligations and during the third quarter of fiscal year 2008 we reached a settlement in principle of our remaining lawsuit pursuant to which we agreed, subject to a definitive settlement agreement, to pay the plaintiff $50,000 and agreed to no longer sell our existing SV sport frame after August 31, 2008, with no admission of wrongdoing. We have treated the $50,000 as an accrued liability as reflected in our balance sheet. We experienced a net loss in the third quarter of $90,521 which included stock based compensation expense of $76,472 resulting from the grant of employee stock options for the first time in our history.

The results of our efforts on reducing operating costs and streamlining our sales and marketing efforts have demonstrated a substantial reduction in net losses compared to the prior year. As a result of the prior year’s marketing and advertising branding initiatives SheerVision established a presence in the marketplace that has facilitated recognition from both domestic and international dental companies. During this quarter we also entered into a private label manufacturing agreement with a large domestic dental company. Product shipments began in May 2008. As we focus more heavily on distributor and OEM/private label relationships to generate sales, the exposure to escalating costs in sales and travel related expenses in the domestic retail market have been mitigated. Through the development of large orders from a growing number of distributors, we anticipate that these efforts will continue to reduce the operating losses in future quarters.

We reduced our retail sales force to a level that will support existing demographic areas producing the greatest volume of sales. We have recently secured an arrangement with a dental company of long standing that has allowed us to acquire their seniority points in selecting prime booth locations at major dental trade shows. The number of overall tradeshows for 2008 has been scaled down as well, and several of the smaller localized shows, which in the past generated exposure to our product lines but not necessarily immediate revenues, have been eliminated. This action will also reduce excessive travel related expenses which have skyrocketed due to cost pressures in the travel industry from ever increasing oil prices.

Nine Months Ended May 31, 2008 Compared to the Nine Months Ended May 31, 2007

Net Sales

 Net Sales decreased by $129,197 or 4.0%, from $3,200,074 for the nine months ended May 31, 2007 to $3,070,877 for the nine months ended May 31, 2008. This decrease was directly related to manufacturing delays in the newly enhanced components of our Firefly LED(TM) light systems and the delay in introducing our new FireFly Infinity Ultra head light system. If orders in our pipeline had been able to be shipped at the time the orders were taken, sales would have exceeded our prior year results. Sales relating to our loupe product lines increased by over 4.0% as compared to the previous fiscal nine months ended May 31, 2007. This increase was aided primarily by the distributor program. Light sales decreased by 16% as compared to the previous fiscal nine months ended May 31, 2007. This decrease was a direct result of orders not shipped due to manufacturing delays of an enhanced component of the light system. The manufacturing process is now complete and we are currently completing our backorders and expect to meet real time sales needs during the fourth quarter. During the remainder of fiscal year 2008 we also anticipate our distributor sales will include our light systems as well as our loupe systems. The average order size per retail customer increased over the period due to the aggressive product bundling with price advantages. We maintained our position with our competitive pricing edge and were able to increase product pricing during the latter half of the third quarter.

Cost of Goods Sold

Cost of goods sold increased by $69,135, or 6.9%, from $998,621 for the nine months ended May 31, 2007 to $1,067,756 for the nine months ended May 31, 2008. As a percentage of sales, cost of goods sold increased from 31.2% of sales for the nine months ended May 31, 2007 to 34.8% of sales for the nine months ended May 31, 2008. This increase is due to the effects of distributor versus retail pricing structures of products being sold.

Gross Profit

Gross profit decreased by $198,332, or 9.0%, from $2,201,453 for the nine months ended May 31, 2007 to $2,003,121 for the nine months ended May 31, 2008. The decrease in gross profit was attributable to a slight decrease in sales volume and the effects of the cost of goods on the current product mix. The gross profit was 65.2% of net sales for the nine months ended May 31, 2008 compared to 68.8% of net sales for the nine months ended May 31, 2007. Our growth in distributor sales, which have smaller margins than retail sales, was the major factor in this decrease in gross margins. During the nine month period ended May 31, 2008, distributor sales represented 37.2% of total sales as compared to 6.1% during the nine month period ended May 31, 2007. Pricing of products sold to distributors are lower than pricing direct to consumers primarily because the sales costs associated with the sale are absorbed by the distributor which reduces our sales and marketing expenses.

Operating Expenses

Operating expenses, which include shipping expenses, selling and marketing expenses, general and administrative expenses and product development decreased by $899,352, or 28.7%, to $2,228,807 for the nine months ended May 31, 2008 as compared to $3,128,159 for the nine months ended May 31, 2007.

Shipping expenses were materially unchanged at $121,866, or 4.0%, of net sales for the nine months ended May 31, 2008 as compared to $124,962, or 3.9%, of net sales for the nine months ended May 31, 2007.

Selling and marketing expenses were $801,567 for the nine months ended May 31, 2008, a decrease of $795,850, or 49.8%, over the nine months selling and marketing expenses of $1,597,417 at May 31, 2007. During the nine months ended May 31, 2007, a strategic sales and marketing program was instituted to develop brand awareness and enhance market share through a coordinated advertising and direct mail campaign. With the completion of this marketing program, these expenses were not incurred during the nine months ended May 31, 2008.

General and administrative expenses were $1,239,198 for the nine months ended May 31, 2008, a decrease of $153,743, or 11.0%, over the general and administrative expenses of $1,392,941 for the nine months ended May 31, 2007. This decrease is attributable to the cost containment efforts implemented in the areas of personnel, staff related and SEC related expenses. The efforts of expense reduction however were mitigated due to the legal expenses to support defending two competitor lawsuits alleging product copyright, trade dress and patent infringement on specific components of our surgical loupes. Stock based compensation expense of $76,472 was also recorded for the first time during this period for stock option grants awarded to the Company’s employees during the third quarter of fiscal year 2008.

Product development costs increased by $53,337, or 415.4%, from $12,839 for the nine months ended May 31, 2007 to $66,176 for the nine months ended May 31, 2008. Product development costs are expected to increase in the future as we continue to expend resources to enhance our existing product lines as well as develop new products continually ramping up to meet consumer demands.

Loss from Operations

As a result of the foregoing, we had net loss from operations for the nine months ended May 31, 2008 of $225,686 compared to a loss from operations of $926,706 for the nine months ended May 31, 2007.

Interest Income (expense)

Interest income earned from the investment in variable money market funds was $4,082 for the nine months ended May 31, 2008 as compared to $11,725 for the nine months ended May 31, 2007. Interest expense related to a line of credit amounted to $2,515 and $0 for the nine months ended May 31, 2008 and 2007, respectively.

Amortization and Depreciation

Amortization for the nine months ended May 31, 2008 was $427 which was related to our cost of obtaining patent protection as compared to $330 for the nine months ended May 31, 2007. Depreciation expense was $23,969 and $18,776, respectively, for the nine months ended May 31, 2008 and 2007. Amortization and depreciation expense are included in general and administrative expenses.

Income Taxes

For the nine months ended May 31, 2008, we recorded a current state income tax provision of $1,600.

Net Loss

As a result of the foregoing, we had a net loss for the nine months ended May 31, 2008 of $225,719 compared to a net loss of $916,581 for the nine months ended May 31, 2007.

Our loss per common share for the nine months ended May 31, 2008 was $0.03 compared to a loss per common share of $0.09 for the nine months ended May 31, 2007.

Three Months Ended May 31, 2008 Compared to the Three Months Ended May 31, 2007

Net Sales

Net Sales amounted to $1,119,633 for the three months ended May 31, 2008 an increase of $3,722 from sales for the three months ended May 31, 2007 of $1,115,911. Increases in third quarter revenues were hindered as a result of manufacturing delays in the newly enhanced components of our Firefly LED(TM) light systems and the introduction of our new next generation LED Infinity Ultra Plus light system.

Cost of Goods Sold

Cost of goods sold increased by $9,113, or 2.6%, from $356,769 for the three months ended May 31, 2007 to $365,882 for the three months ended May 31, 2008. As a percentage of sales, cost of goods sold increased from 32.0% of sales for the three months ended May 31, 2007 to 32.7% of sales for the three months ended May 31, 2008.

Gross Profit

Gross profit for the three months ended May 31, 2008 amounted to $753,751, as compared to $759,142 for the three months ended May 31, 2007. The slight decrease in gross profit was attributable to the effects of the cost of goods on the current product mix.  The gross profit was 67.3% of net sales for the three months ended May 31, 2008 compared to 68.0% of net sales for the three months ended May 31, 2007.

Operating Expenses

Operating expenses, which include shipping expenses, selling and marketing expenses, general and administrative expenses and product development decreased by $109,194, or 16.4%, to $843,437 for the three months ended May 31, 2008 as compared to $952,631 for the three months ended May 31, 2007.

Shipping expenses were $58,583, or 5.2%, of net sales for the three months ended May 31, 2008 as compared to $42,259, or 3.8%, of net sales for the three months ended May 31, 2007. This increase of $16,324 was directly attributable to increases in fuel costs being charged by our common carriers. To date the Company has not increased its’ shipping costs to the retail customer.

Selling and marketing expenses were $305,354 for the three months ended May 31, 2008, a decrease of $155,274, or 33.7%, over the three months selling and marketing expenses of $460,628 at May 31, 2007. During the three months ended May 31, 2007, an aggressive sales and marketing program was in place to develop brand awareness and enhance market share through a coordinated advertising and direct mail campaign. These expenses were not incurred during the three months ended May 31, 2008.

General and administrative expenses were $443,987 for the three months ended May 31, 2008, as compared to $444,017 for the three months ended May 31, 2007. The efforts of expense reduction were mitigated due to the legal expenses incurred and accrued in support of settling a case of alleged copyright infringment. This case was settled in principle on May 5, 2008. Stock based compensation expense of $76,472 was also recorded for the first time during this period for stock option grants awarded to the Company’s employees.

Product development costs increased by $29,786, or 520.1%, from $5,727 for the three months ended May 31, 2007 to $35,513 for the three months ended May 31, 2008. Product development costs are expected to increase in the future as we continue to expend resources to enhance our existing product lines as well as develop new products.

Loss from Operations

As a result of the foregoing, we had a net loss from operations for the three months ended May 31, 2008 of $89,686 compared to a loss from operations of $193,489 for the three months ended May 31, 2007.

Interest Income (expense)

Interest income earned from the investment in variable money market funds was $1,680 for the three months ended May 31, 2008 as compared to $1,038 for the three months ended May 31, 2007. Interest expense related to a line of credit amounted to $2,515 and 0.0 for the three months ended May 31, 2008 and 2007, respectively.

Amortization and Depreciation

Amortization for the quarter ended May 31, 2008 amounted to $142 which was related to our cost of obtaining patent protection as compared to $142 for the quarter ended May 31, 2007. Depreciation expense was $8,882 and $7,454, respectively, for the three months ended May 31, 2008 and 2007. Amortization and depreciation expense are included in general and administrative expenses.

Net Loss

As a result of the foregoing, we had a net loss for the three months ended May 31, 2008 of $90,521 compared to a net loss of $193,251 for the three months ended May 31, 2007.

Our loss per common share for the quarter ended May 31, 2008 was $0.01 compared to a loss per common share of $0.02 for the three months ended May 31, 2007.

Liquidity and Capital Resources

As of May 31, 2008, we had $164,179 in cash. As of May 31, 2008, we had current assets in the amount of $823,197 and current liabilities in the amount of $1,202,526. As a result, we had a working capital deficit of $379,329, as compared to a working capital deficit of $20,302 at August 31, 2007. Included in current liabilities are the accrued dividends on Preferred Series A Stock in the amount of $505,228, which is not anticipated to be paid within this fiscal year, however these dividends will continue to accrue.

Inventory as of May 31, 2008 was $299,981. This is a decrease of $41,238 from inventory of $341,219 as of August 31, 2007.

We generated revenues of $3,070,877 and $3,200,074 for the nine months ended May 31, 2008 and 2007, respectively, and recorded a net loss of $225,719 and a net loss of $916,581, respectively, during these periods. In addition, during the nine months ended May 31, 2008, the net cash used by operations was $197,764 and during the nine months ended May 31, 2007, the net cash used in operating activities was $864,328. Net cash used in investing activities during the nine months ended May 31, 2008 and 2007 was $53,319 and $50,763, respectively. Cash flows from financing activities during the nine months ended May 31, 2008 and 2007 was $150,000 and $0, respectively. Net decrease in cash and cash equivalents was $101,083 and $915,091 during the nine months ended May 31, 2008 and 2007, respectively.

On March 25, 2008, we entered into a loan agreement with an unaffiliated shareholder of ours providing for a loan of up to $300,000 carrying an interest rate of 9% per annum. The loan agreement further provides that principal and interest of the loan is repayable nine months from the date of the execution of the loan agreement. As of May 31, 2008 and June 30, 2008, the outstanding principal of the loan was $150,000 and accrued and unpaid interest at May 31, 2008 and June 30, 2008 was $2,515 and $3,625 respectively.

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

Contractual Obligations

We lease space under a non-cancellable lease effective December 1, 2007 and expiring December 1, 2010. The lease obligation based on minimum monthly rents as of May 31, 2008 is as follows:

Fiscal Years Ending August 31,

2008	$12,700
2009	55,007
2010	56,657
$124,364

Rent expense for the nine months ended May 31, 2008 and 2007 was $39,015, and $36,151, respectively.

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

On January 10, 2007, a complaint was filed in the United States District Court, Central District of California, by Martin Hogan Pty, Ltd., which was brought against the Company and our Chief Executive Officer and President. Plaintiff, a former supplier of frames of ours, alleged copyright and trade dress infringement in its frames and sought damages as well as permanent injunctive relief. On May 5, 2008, the parties reached a settlement in principle pursuant to which we agreed, subject a definitive settlement agreement, to pay the plaintiff $50,000 and agreed to no longer sell our existing SV sport frame after August 31, 2008, with no admission of wrongdoing. The Court subsequently dismissed the action and we are presently negotiating the final terms of a definitive settlement agreement. We do not expect the terms of the settlement to have a material effect on our financial condition or operations.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as set forth below, none other than as previously disclosed in Current Reports on Form 8-K filed during the reporting period.

On July 14, 2008, we granted 36,000 incentive stock options to purchase shares of our common stock under our 2007 Stock Option Plan to an employee at an exercise price of $0.25 per share, with half of the options vesting on the date of grant and the other half vesting on December 31, 2008.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5.	OTHER INFORMATION

The following disclosure would have otherwise been filed on Form 8-K under the heading “Item 8.01 - Other Events.”

An aggregate of 400,000 options to purchase shares of our common stock granted on March 20, 2008 under our 2007 Stock Option Plan to Suzanne Lewsadder and Jeffrey Lewsadder were declined prior to their issuance. Suzanne Lewsadder, serves as our Chief Executive Officer, Treasurer and is a member of our Board of Directors and Jeffrey Lewsadder, serves as our President and Secretary and is also a member of our Board of Directors.

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

SHEERVISION, INC.
Registrant
Dated: July 15, 2008

/s/ Suzanne Lewsadder
Suzanne Lewsadder, Chief Executive Officer