Form 10-K
period 2008-08-31
SHEERVISION, INC.
filed 2008-11-21
CIK 1096187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED - AUGUST 31, 2008

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER 000-27629

SHEERVISION INC.
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-2426437 (I.R.S. Employer Identification No.)

4030 Palos Verdes Drive North Suite 104 Rolling Hills Estates, California (Address of principal executive offices)	90274 (Zip Code)

Issuer’s telephone number:	(310) 265-8918
Securities registered pursuant to Section 12(b) of the Act:	None

Name of Exchange on which registered:
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, par value $0.001 per share
Name of exchange on which registered:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that issuer was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days.  Yes ☒  No ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No☒

As of February 29, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates (3,499,387 shares) was approximately $699,877 (based upon the closing price of $0.20 per share of common stock on February 29, 2008).

As of November 17, 2008, the registrant had 12,735,190 outstanding shares of common stock, par value $0.001 per share.

Table of Contents

Form 10-K Index

PART I

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (including the section regarding Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risks Related to Our Business” below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission (the “SEC” or “Commission”). We make available on our website under “Investors/Financial Info/SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Our website address is www.sheervision.com. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

As used in this Annual Report, the terms “we”, “us”, “our”, and “SheerVision” mean SheerVision, Inc., a Delaware corporation and our subsidiary SheerVision, Inc., a California corporation, unless otherwise indicated.

All dollar amounts refer to US dollars, unless otherwise indicated.

ITEM 1. DESCRIPTION OF BUSINESS

General

We design, manufacture, market, and sell proprietary surgical loupes and headlight systems to the dental, medical, and veterinary markets throughout the world. Through our exclusive arrangements with component manufacturers based in Asia and, in combination with our U.S. assembly and testing facilities, we can provide top quality loupes and headlight systems through alliances with sales partners and directly to end-users with significant advantages over our competitors. We are now recognized as one of the leading brand-names within our core markets, and we believe we offer a solution to the end-user better than or equal to our competitors.

Since our inception in 1999, we have rapidly established a significant base of operations characterized by an entrepreneurial sprit, steady sales growth, the deployment of a top-notch dedicated sales force, the implementation of a strategic branding program, the initiation of an aggressive web presence through the introduction of an e-commerce online storefront and a continued focus on new product development efforts. We believe that we are poised for continued growth due to the launch of several new product lines during 2008 and through the development of several strategic sales alliances. By offering a choice of flip-up or through-the-lens surgical loupes, class-leading headlights, or a package of both, we are able to sell to a greater proportion of the market, and to also offer a better and more complete solution to our customers.

We pride ourselves on listening to customer needs within our core markets, and then being responsive and aggressive in the development of new product designs. This interactive process has established us as a trailblazer in a previously stagnant industry. With our FireFly Infinity Ultra™ LED and Original FireFly™ LED portable head light systems, SheerVision is now recognized as the “first to market” leader in the dental illumination industry. We continue to raise the bar, placing our competitors in the undesirable position of imitation as opposed to innovation.

Growth Strategy

Our objective is to become the leading provider and global marketer of high quality loupes, light systems and related products and services for the dental, medical, and veterinary markets. In order to achieve this objective, we have developed and continue to pursue the following strategies:

•	Launch an Aggressive Initiative to Develop Strong Domestic Sales Alliances

During the last fiscal year we launched two successful domestic alliances, which have allowed us to grow our sales by leveraging the dedicated sales forces of two major dental firms. Going forward we plan on continuing to build new alliances in domestic markets with a major portion of our resources dedicated towards this goal. The introduction of our line of FireFly head lights has provided us an additional advantage to pursue strategic alliances within the United States as these systems are able to mount on any of our competitors’ loupes currently sold in the US dental and surgical markets. This flexible mounting ability opens up a potentially lucrative domestic market to potential partners.

•	Build Upon Sales Momentum in OEM Markets

A benefit of our research and development efforts has been the creation of innovative products which benefit companies in complementary markets as either stand-alone products or as part of larger systems. These products would be sold under our customers’ brand names in each of these applications as either unaltered or customized designs. With the sophisticated design and engineering teams currently available to us, we have the ability to extend our design, engineering, and manufacturing capabilities to other companies seeking assistance in their new product development efforts. We anticipate a major focus of our efforts will be to seek and form relationships with new OEM partners in both domestic and international markets that can benefit from the technologies we have developed.

•	Continue to Foster Direct to End-User Sales

We expect to continue to build upon the direct relationships that we have built up with our core group of end users, along with the growth through direct marketing, online marketing, and direct sales efforts. We also expect tradeshows will continue to be a key driver of direct sales in several key market segments. We also benefit by receiving direct feedback from our end-user customer base at these shows that is used for our new product development efforts. We expect to also be using targeted direct-mail efforts to sell directly to specific user groups. The eCommerce-powered web store has also provided us with a cost-effective platform to sell products and to communicate with prospective and current customers. We also anticipate that online revenues will continue to be a significant portion of our direct sales, as marketing and technical initiatives are implemented in order to increase site visitor traffic and to encourage online purchases.

•	Expansion of Market Share in International Markets

We have experienced significant acceptance of our branded products in the international marketplace. International distributors are being attracted to us and we are in a position to offer a wide assortment of innovative products which can be resold at strong margins while still offering the end-user a competitive price. Strategic sales alliances with international partners provide us with a method that has the potential to grow rapidly in a highly cost-effective manner.

We have developed a program to rapidly qualify and support international distribution partners who will sell SheerVision-branded products, using a turnkey approach referred to as the International Distributor Program (“IDP”). The IDP provides sales, marketing, and training tools to enable us to expand our distributor base worldwide. We believe that our innovative new products align well with the needs of many international markets that we do not currently directly or indirectly service. We also entered into a sales partnership agreement with a global detailer of quality dental and medical products. The intention of this new partnership is to increase the sales of the FireFly Infinity Ultra™ LED Head Light system globally, which should further strengthen SheerVision’s overall financial performance. We also participate in international dental trade shows, which provide us a forum to both solicit new strategic alliances and introduce new products to existing sales partners. We expect to expand our sales network, which in turn is expected to produce significant sales growth.

•	Expansion of our Product Lines to Achieve our Goal of Becoming a Full Service Optical and Illumination Company

We launched our upgraded FireFly Infinity™ head light system (since renamed the FireFly Infinity Ultra™ LED) during fiscal year 2008 which is powered by a new Lithium Polymer battery pack. The new microprocessor-controlled battery pack is smaller, lighter, durable, safer, and allows for 25-50% longer use between charges. This light was rated as a top performer by one of the most prestigious non-profit, independent dental labs in the country. The FireFly Infinity Ultra™ LED based head light system provides us with a significant technological innovation that increases our lead over our competitors. The system provides a light beam with almost three times the intensity of our Original FireFly™ LED and compares very favorably against tethered fiber optic lighting systems. Since the introduction of our new head light system, sales for the new FireFly Infinity Ultra™ LED light have comprised a significant portion of our total sales. These strong sales continue to validate our research and development efforts focusing on introducing new and innovative, Market-driven products.

In addition, during this fiscal year we introduced to the market many new loupe designs. The Signature Prism Loupes provide 4.0x and 5.0x levels of magnification and are used by professionals for several specific types of medical procedures. These high-magnification loupes (4.0x & 5.0x) will allow us greater penetration in several dental and surgical market segments. SureFit TTL™ loupes are a type of loupe which is commonly used by many surgical and dental professionals were also introduced. Since its introduction, SheerVision can now offer its state of the art TTL technology to complement our award winning flip-up design. The new proprietary SureFit alignment system also enables customers to order our TTLs through our sales partners and also our online store, providing a significant competitive advantage. We also introduced our latest sports-type frame design, which is branded as the “Del Rey”. It is a fashionable frame design for mounting both Flip-Up and TTL loupes that is available in six vibrant colors, and is available for sale with two designer loupe carrying cases.

We continue to invest in the development of new loupe designs in order to create industry leadership in this key market segment. With the continued market acceptance of these products and the addition of new products currently in our pipeline, management is encouraged with our progress towards the goal of reaching profitability.

Our Product Offering

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

Regular magnifying glasses create a larger but flatter image and therefore do not give the user any depth of field. To solve this problem, medical professionals use special “loupes” that provide a three-dimensional image. These loupes are either Galilean (compound) loupes, which range in price from $800 to $1,200 or Panoramic (prism) loupes, which generally cost $1,200 to $1,800 a pair.

We offer 2.5x, 3.0x, 3.5x, 4.0x and 5.0x magnification surgical loupes, as well as two ultra-lightweight models (2.5xx and 3.0xx) for added all-day comfort. The ultra-light loupes are available in either a Flip-Up or “through-the-lens” (TTL) design. All loupes can be mounted on either a light-weight titanium frame or a fashionable “Del Rey” sports frame available in six vibrant colors. Additional designer carrying cases for the loupes are also available.

Light Systems

As surgical loupes allow the area under view greater magnification, they tend to require additional light or illumination. Illumination can be added to surgical loupes via our head mount (headband), or direct mount to the frame of the loupe. One of the key benefits of this type of illumination is to provide clinicians with shadow-free images. With the introduction of a superior quality portable LED light sources, SheerVision is able to provide a modern generation of illumination products to practitioners that currently use magnification that is extremely bright and completely portable. SheerVision offers two portable head light systems that are of great benefit to the user: the Original FireFly™ LED, and the FireFly Infinity Ultra™ LED Both are available with the FireFly FlipFilter™, an accessory that is of great use to dental professionals to prevent the accidental curing of dental composite materials. Through our offering of loupes and headlight systems, we are often able to sell a package of both to provide a complete and cost effective solution to the user.

The Advantages of Our Products and Services

SheerVision surgical loupes are being used in private dental practices, clinical settings, college campuses, and medical institutions throughout the United States. Our surgical loupes are also endorsed by an independent non-profit dental education and product testing foundation and were featured in the foundation's 2005 Buyer's Guide. Our surgical loupes were also featured in “Dental Lab Products” 2005 Buyer's Guide “Best of the Best” Offering as well as being listed in the 2006 edition of Dentistry Today’s Top 100 Products. Our Original FireFly™ LED head light was endorsed as one of the Best Products for 2007 by an independent non-profit dental education and product testing foundation.

Our Through-the-Lens (TTL) technology has opened new markets where customers prefer this type of loupe design. Estimated market preference for TTL loupes is 50% compared with 50% for the Flip-Up type loupes that we have traditionally offered. We can offer this state of the art TTL technology mounted in either our fashion sports frame or our designer titanium frame. With the introduction of our proprietary SureFit TTL™ alignment system, customers are now able to order our TTL loupes through our online store or by telephone, providing us with a significant competitive advantage because an on-site sales call is not required to complete the transaction.

Our recently introduced Signature Prism Loupes are assisting us in opening new markets for us with an introduction that began during the third and fourth quarters of fiscal year 2007. This new product line has greatly expanded our offering to the surgery marketplace beyond what we previously had in place. This introduction has helped us bring our distinctive business model to this large, established market.

The SheerVision Del Rey Frame provides a product advantage when compared with some of our competitors who currently do not provide a similar alternative for their loupe optics. This is a product for the young, fashion conscious user, as it features a wrap-around design that is available in six vibrant colors and accommodating both the Flip-Up and TTL loupes. Both of our FireFly light systems fit to this frame. Several major competitors appear to have been forced into launching sport-type frame designs during fiscal year 2007 as a response to our introduction of our predecessor to the Del Rey Frame. Many of these competitors have chosen to purchase a major-brand sunglass-type frame, which puts them at a considerable cost disadvantage when compared with the SheerVision Del Rey Frame.

We believe that the key selling points of SheerVision surgical loupes are brand name and reputation, high quality, competitive price, and attentive customer service. In addition, we offer an unlimited lifetime warranty against defects in materials and workmanship on all working parts of our loupes, a program unmatched by any major surgical loupe supplier.

Our FireFly line of light systems offers the latest in LED light projection technologies designed as a completely portable product coupled with value pricing. The FireFly Infinity Ultra™ LED is twice as bright as many headlights with 7,000+ foot candles of light and the FireFly Infinity Ultra™ LED outperforms many tethered fiber-optic lights without their high maintenance costs. In 2008, we introduced our new Lithium Polymer battery pack for the FireFly Infinity™, the most advanced battery technology for this application on the market. Both FireFly models can be mounted to the major brands of loupes currently in use, and can also be mounted to a SheerVision headband. The Original FireFly™ LED received a rating as a top performer in the December 2007 issue of the highly regarded Clinical Research Associates (CRA) Newsletter. Advantages of SheerVision’s headlight systems include shadow-free illumination, superior light uniformity, class-leading beam intensity, portability, and all day comfort at a great value over light sources based on fiber optic technology.

Sales and Marketing

We believe sales and marketing will continue to be important functions in order to continue our sales growth with both domestic and international customers.

As part of our previous branding and marketing initiatives we believe that the SheerVision brand is positioned among the top tier brands within the industry. The SheerVision brand name has been reinforced by the publicity received by becoming a publicly traded company, and through its direct mail and advertising initiatives. On June 20, 2006 we were granted federal registration of the trademark SheerVision® by the United States Patent and Trademark Office.

We plan to continue the select, targeted use of direct mail, SEM, and trade advertising campaigns to accelerate growth to our base of end-users that purchase directly from us. We have also increased our library of marketing materials to use in future direct and indirect marketing and sales efforts. We also increased our online marketing efforts in the areas of SEM and online advertising. We believe that our online marketing program will allow us to extend our reach into new markets beyond our traditional medical, dental, and veterinary marketplaces in the United States.

The launch of the International Distributor Program is intended to expand our network of distributors operating in specific international markets. IDP distributors purchase SheerVision surgical loupes and light systems and then resell them using their local expertise in sales and marketing. In order to assist them with their sales efforts, we have developed a marketing program to support our international partners, which includes the use of advertising, sales collateral and sales training materials.

OEM Operations

In addition to manufacturing and offering surgical loupes and head light systems under our own brand name, we offer our products for major OEMs. During fiscal year 2008, we added a significant new client in the medical market, and are in negotiations with several other major companies for OEM versions of our product designs. We believe that offering our products on an OEM basis will help SheerVision enter markets that it did not have previous access to, as well as the distribution of sunk R&D costs for those new product designs.

Manufacturing

Our contract manufacturers supply proprietary company-designed surgical loupe and light system components on an exclusive basis. An inventory of loupes and light systems is maintained at our offices in order to ensure rapid order processing and fulfillment. Production capacity is adequate to support a level of sales approximately twice the current level, and there are alternate sources of supply of the raw materials needed to produce surgical loupes and light systems. We believe that the quality of our products is a principal driver of purchasing decisions, and our third party manufacturers are required to conduct rigorous quality testing on a regular basis. We currently own and operate computer controlled assembly equipment to build customized loupe/headlight products and have key personnel assigned to perform production staging, final unit assembly, quality control, and shipping procedures.

Competition

The surgical loupe and portable headlight market is characterized by a number of participants, each dominant in one or more market segments. In each market segment, we compete with established manufacturers of surgical loupes and other specialty optical products, including Designs for Vision, Orascoptic (part of Danaher), and Surgitel. Due to our strategic investments in product development and branding, we are now recognized as one of the leading brands in the market. This was demonstrated as several major competitors appear to have been forced into launching sports-type frame designs during fiscal year 2007 after the introduction of our first sport frame design for loupes. Overall, we believe that competition is principally based upon the following three key areas:

•	Company

•	Brand reputation and loyalty;

•	Product quality, support, and durability;

•	Product pricing;

•	Surgical & Dental Loupes Product Attributes Including:

•	Magnification/Clarity. Top quality optics are critical in this regard;

•	Field-of-View. A wide field of vision is better than a smaller one;

•	Depth-of-Field. An extended depth of field is preferable; and

•	Weight. Lighter loupes are generally preferable to heavier loupes.

•	Portable Headlight System Product Attributes Including:

•	Portability. A portable light system allows for maximum movement and flexibility. End users are no longer tethered to a light box;

•	LED. A portable light source with an LED bulb is the brightest, whitest light on the market. It is also economical in that it eliminates bulb replacement common with fiber optic light sources;

•	Lightweight. A good portable light should have a small, lightweight battery pack and the headlight should be sleek and worn seamlessly;

•	Value. Price combined with quality is a driver of brand choice in the marketplace; and

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

We have a number of valuable trade secrets that have demonstrated their effectiveness as significant barriers to competition. They relate to products, proprietary manufacturing processes, and sales and marketing techniques. We are evaluating the possibility of filing patent applications for components and/or products under development.

Research and Development

We are committed to an ongoing program of research and development to maintain our reputation for cutting-edge products that meet the evolving needs of the market. We conduct research and development activities to design and develop products that will enhance our competitive marketing position. Our newly developed products include a fully portable LED light system, a lithium-polymer battery source, a non-curing flip filter, a through-the-lens loupe, a high-magnification prism loupe, a wrap around sports frame, and fashionable loupe accessories. The Original FireFly™ LED and FireFly Infinity Ultra™ LED light systems have become best sellers in the dental market and contributed significantly to our rapid expansion into that market niche during fiscal year 2008.

We have also forged a strategic alliance with a domestic company which provides us advanced product design and manufacturing development. This alliance, which we anticipate continuing into the foreseeable future, enables us to design and bring to market new products and enhancements to existing product lines rapidly.

During fiscal year ended 2008, we spent $99,276 on research and development and during fiscal year ended 2007, we spent $29,523 on research and development.

Government Regulation

Our products are classified as Class I Non-Invasive Medical Devices and, as such, there is no requirement to obtain FDA approval. We have nonetheless registered with the FDA on a voluntary basis and have CE certifications for international sales.

Employees

As of October 31, 2008, we employed 14 individuals and engaged the services of several consultants. Of our employees, 6 were engaged in sales and marketing, 2 in customer service/inside sales, 4 in quality control and production, and 2 in executive/administrative functions.

Background

We were incorporated as “Escalator, Inc.” on April 17, 1986. On June 3, 1986, Lone Pine Resources, Inc. was merged with us through a reverse merger whereby the shareholders of Lone Pine Resources, Inc. received an equal number of shares in Escalator, Inc. Lone Pine Resources, Inc. was incorporated under the laws of Utah on June 23, 1983.

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

Risks Related To Our Business

           Our accountants have raised substantial doubt with respect to our ability to continue as a going concern.

           We had negative cash flow from operations of $245,569, negative working capital of $411,318 and an accumulated deficit of $5,228,744 at August 31, 2008, and recurring losses from operations. The audit report of Miller, Ellin & Company, LLP for the fiscal year ended August 31, 2008 contained a paragraph that emphasizes the substantial doubt as to our continuance as a going concern. This is a significant risk to investors who purchase shares of our common stock because there is an increased risk that we may not be able to generate and/or raise enough resources to remain operational for an indefinite period of time.

 If we are unable to generate significant revenues from our operations, our business will fail.

          As we pursue our business plan, we are incurring significant expenses. We incurred operating expenses for the year ended August 31, 2008 in the amount of $2,924,996 and had gross profit of $2,753,786 on sales of $4,417,887 for the same period. We incurred operating expenses for the year ended August 31, 2007 in the amount of $3,829,941 and had gross profit of $2,914,851 on sales of $4,351,907 for such period. The success and viability of our business is contingent upon generating significant revenues from the sale of our surgical loupes and related products such that we are able to pay our operating expenses and operate our business at a profit. It is not possible at this time for us to predict with assurance the outcome of these matters. In the event that we remain unable to generate significant revenues to pay our operating expenses, we will not be able to achieve profitability or continue operations.

Our ability to continue as a going concern may be dependent on raising additional capital, which we may not be able to do on favorable terms, or at all.

We may need to raise additional capital to support our current operations and fund our sales and marketing and research and development programs. We can provide no assurance that additional funding will be available on a timely basis, on terms acceptable to us, or at all. If we are unsuccessful raising additional funding, our business may not continue as a going concern. Even if we do find additional funding sources, we may be required to issue securities with greater rights than those currently possessed by holders of our common stock. We may also be required to take other actions that may lessen the value of our common stock or dilute our common stockholders, including borrowing money on terms that are not favorable to us or issuing additional equity securities. If we experience difficulties raising money in the future, our business and liquidity will be materially adversely affected.

Because we have a relatively short operating history and have implemented a shift in our business model, it is difficult to evaluate our future prospects and this increases the risk of your investment.

          Although we were incorporated in April 1986, our operating subsidiary SheerVision-CA commenced operations in 1999. SheerVision-CA has not been profitable since it became our operating subsidiary in 2006. In addition, during fiscal year ended 2008, we shifted the focus of our business to generating most of our revenues from OEMs, third parties and international distributors. While management remains cautiously optimistic about its prospects, the results of this shift require further evaluation. Accordingly, you have a limited opportunity to evaluate our business and future prospects because we have a limited operating history under our current business model. There is no certainty that future operations will be profitable. There is a risk that we will be unable to develop a broad enough customer base to conduct enough volume to pay our operating costs. A limited operating history requires frequent evaluation to improve operations and/or remedy unforeseen difficulties that may occur. If we are unable to remedy unforeseen difficulties that materialize, our ability to achieve profitable operations could be impaired. An investor should consider the risks, expenses and uncertainties of a company like ours that has a limited operating history. If we are unsuccessful in addressing these risks, we will likely be required to discontinue operations.

Our financial results may fluctuate from period to period as a result of several factors which could adversely affect our stock price.

 Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. Factors that will affect our financial results include:

•	success in implementing our shift in our business model;

•	acceptance of our products and market penetration;

•
the amount and timing of capital expenditures and other costs relating to the implementation of our business plan, including acquisitions of, and investments in, competing or complementary technologies;

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

We are dependent upon third party suppliers of our raw materials.

We are dependent on outside vendors for our supplies of raw materials. While we believe that there are numerous sources of supply available, if the third party suppliers were to cease production or otherwise fail to supply us with quality raw materials in sufficient quantities on a timely basis and we were unable to contract on acceptable terms for these services with alternative suppliers, our ability to produce our products would be materially adversely affected.

We have limited manufacturing facilities and are largely dependent upon third parties to manufacture our products.

We have limited manufacturing facilities and expertise and have entered into manufacturing arrangements with third parties to manufacture our products. Accordingly, our ability to commercialize our products is partially dependent on our relationships with our third party contract manufacturers and their ability to manufacture our products on a timely basis in accordance with our specifications. While we believe that there are numerous other third party manufacturers capable of manufacturing our products, should we not be able to continue to obtain contract manufacturing on commercially reasonable terms with our current suppliers, we may experience difficulty obtaining inventory rapidly when needed. Any of such events may materially, adversely affect our business, prospects, financial condition, and results of operations.

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

We rely on trademark and trade secrets to protect our intellectual property. We cannot be sure that these intellectual property rights can be successfully asserted in the future or will not be invalidated, circumvented, or challenged. Our failure to protect our proprietary information and any successful intellectual property challenges or infringement proceedings against us could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

We could experience losses due to unexpected warranty expenses or service claims.

We generally maintain a warranty reserve on our balance sheet for potential warranty or service claims that could occur in the future. This reserve is adjusted based on our ongoing operating experience with equipment and installations. It is possible, perhaps due to bad supplier material that we would have actual expenses substantially in excess of the reserves we maintain. Our failure to accurately predict future warranty claims could result in unexpected expense.

Risks Related To Our Common Stock

Our stock price may be volatile, which could result in substantial losses for investors.

The price of our common stock is quoted on the OTCBB and fluctuates significantly. As a result of these fluctuations, it may make it difficult for you to sell your shares of common stock when you want or at prices you find attractive. These fluctuations may result from a variety of factors, many of which are beyond our control. These factors include:

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

In addition, the stock market in general has recently experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons often unrelated to their operating performance. These broad market fluctuations may adversely affect our stock price, regardless of our operating results.

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

Our common stock is deemed a “penny stock,” which may make it more difficult for investors to sell their shares due to suitability requirements.

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

As of October 31, 2008, Suzanne Lewsadder and Jeffrey Lewsadder, our Chief Executive Officer and President, respectively, beneficially own approximately 72.4% of our outstanding common stock. Accordingly, these individuals will be able to elect our directors and control the outcome of virtually all important stockholder decisions and may make such decisions in their own interest, which may not be in the best interests of other stockholders.

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

Some provisions of our Second Amended and Restated Certificate of Incorporation, as amended, our by-laws, and laws of the State of Delaware could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders.

We are subject to the provisions of Section 203 of the Delaware General Corporation Law (“Section 203”). Section 203 provides, with certain exceptions, that a Delaware corporation may not engage in any of a broad range of business combinations with a person or an affiliate, or an associate of such person, who is an “interested stockholder” for a period of three years from the date that such person became an interested stockholder unless: (i) the transaction resulting in a person becoming an interested stockholder, or the business combination, is approved by the board of directors of the corporation before the person becomes an interested stockholder; (ii) the interested stockholder acquired 85% or more of the outstanding voting stock of the corporation in the same transaction that makes such person an interested stockholder (excluding shares owned by persons who are both officers and directors of the corporation, and the shares held by certain employee stock ownership plans); or (iii) on or after the date the person becomes an interested stockholder, the business combination is approved by the corporation's board of directors and by the holders of at least 66-2/3% of the corporations outstanding voting stock at an annual or special meeting, excluding the shares owned by the interested stockholder. Under Section 203, an “interested stockholder” is defined as any person who is: (i) the owner of 15% or more of the outstanding voting stock of the corporation or (ii) an affiliate or associate of the corporation and who was the owner of 15% or more of the outstanding voting stock of the corporation at any time within the three-year period immediately prior to the date on which it is sought to be determined whether such person is an interested stockholder.

A corporation may, at its option, exclude itself from coverage of Section 203 by amending its certificate of incorporation or bylaws, by action of its stockholders, to exempt itself from coverage, provided that such certificate of incorporation amendment or bylaw shall not become effective until 12 months after the date it is adopted. We have not adopted such an amendment to our Second Amended and Restated Certificate of Incorporation, as amended, or By-Laws.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. DESCRIPTION OF PROPERTY

Our corporate office, customer service and shipping operations are located at 4030 Palos Verdes Drive North, Suite 104 Rolling Hills Estates, California, and is approximately 2090 square feet in size. We lease this facility from an unaffiliated third party, pursuant to a lease which expires December 1, 2010. Satellite operations are currently in the states of Arizona, California, and Texas. If we should require additional or alternative facilities, we believe that such facilities can be obtained on short notice at competitive rates.

ITEM 3. LEGAL PROCEEDINGS

On January 10, 2007, a complaint was filed in the United States District Court, Central District of California, by Martin Hogan Pty, Ltd., which was brought against the Company and our Chief Executive Officer and President. Plaintiff, a former supplier of frames of ours, alleged copyright and trade dress infringement in its frames and sought damages as well as permanent injunctive relief. On August 8, 2008, the parties entered into a settlement agreement pursuant to which we paid the plaintiff $50,000 and agreed to cease the sale of our SV sport frame after August 31, 2008, with no admission of wrongdoing. We have since replaced our SV sport frame with our “Del Rey” frame. We do not expect the terms of the settlement to have a material effect on our financial condition or operations.

There is no litigation pending or, to our knowledge, threatened litigation or administrative action (including litigation or action involving our officers, directors or other key personnel) which in our opinion has, or is expected to have, a material adverse effect upon our financial condition or operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is quoted on the OTC Bulletin Board (the "OTCBB") under the symbol “SVSO.OB” The quarterly high and low reported sales prices for our common stock as quoted on the OTCBB for the periods indicated are as follows:

	2008		2007
Fiscal Year Ended August 31	High	Low	High	Low

First Quarter	$0.52	$0.12	$1.10	$0.25
Second Quarter	0.74	0.12	0.99	0.30
Third Quarter	0.40	0.15	1.01	0.30
Fourth Quarter	0.44	0.18	0.62	0.25

The foregoing quotations were provided by Yahoo finance and the quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

On November 17, 2008, the last reported sale price per share of common stock as quoted on the OTCBB was $0.06. Based on information available from our registrar and transfer agent, we estimate that we had approximately 174 stockholders of record on October 31, 2008.

Dividends

Although we have accrued dividends related to our Series A Preferred Stock, we have not paid any dividends to date and do not anticipate paying dividends in the foreseeable future. Our board of directors will review our dividend policy from time to time to determine the desirability and feasibility of paying dividends after giving consideration to our earnings, financial condition, capital requirements and such other factors as our board may deem relevant.

Recent Sales of Unregistered Securities

We made no sales of unregistered securities during the year ended August 31, 2008 that were not otherwise reported in a Quarterly Report on Form 10-QSB or in a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended August 31, 2008.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our audited financial statements for each of the two years ended August 31, 2008 and 2007, and the notes thereto, all of which financial statements are included elsewhere in this Form 10-K. In addition to historical information, the following discussion and other parts of this Form 10-K contain forward looking information that involves risks and uncertainties. Actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Description of Business” and elsewhere in this Form 10-K.

Overview

SheerVision designs and sells proprietary surgical loupes and light systems for the dental, medical, and veterinary markets. Since our inception in 1999, we have rapidly established a significant base of operations through our dedicated sales force, strategic marketing programs, aggressive web presence, expansion into global markets, and commitment to new product development. Worldwide sales are achieved by sales into direct and indirect sales channels, and by strategic alliances with dental and medical partners. Exclusive partnerships with Asian component manufacturers and domestic assembly and testing facilities, allow us to provide superior quality loupes and light systems at competitive prices.

In 2006, we launched an aggressive marketing campaign with the objective of expanding direct sales and promoting name brand recognition in the dental market. This campaign established SheerVision as one of the premier magnification and illumination providers in the country. In 2007, with our new position in the marketplace, we identified third-party and OEM relationships as a necessary component of an overall strategy to continued realization of our aggressive sales and profitability goals. This revised strategy resulted in our introduction of a number of new product designs to a wider audience in a rapid, cost effective manner.

Our first major strategic alliance was with a large, international Japanese dental company. With momentum from sales generated from this effort, we initiated a fundamental shift in our marketing strategy, focusing primarily on indirect domestic and international sales. In fiscal year 2008, we launched two domestic alliances, allowing us to grow sales by effectively leveraging the dedicated sales forces of these two large dental companies. In addition to the expected effect this change has had on our business, we believe that it has minimized our exposure to, and impact of, the current economic challenges currently facing other companies and industries.

We have also looked to develop new distributor relationships through the launch of our International Distributor Program, and have increased our reach by successfully expanding our international distribution network in several countries. In fiscal year 2008, we entered into a sales partnership agreement with a global detailer of quality dental and medical products, and continue to be approached by a number of international distributors. We believe our attraction is our breadth of innovative products which can be resold at strong margins, while maintaining a highly competitive end-user price point.

We intend to continue to commit resources to direct sales and marketing in a targeted, more complimentary manner. This includes participation in trade shows emphasizing the dental, veterinary, and medical markets, and growing our e-commerce powered web store, which has provided us with a cost-effective platform to sell products directly to the end user.

We also continue to develop new products that not only enhance the SheerVision product portfolio, but also add greater value for our third party clients. In fiscal year 2008, we introduced our upgraded FireFly Infinity Ultra™ LED head light system, featuring our new Lithium Polymer battery pack. This revolutionary light system, which we believe employs the most advanced battery technology available for this application, has been rated a top performer by one of the most prestigious non-profit, independent dental labs in the country. The development and launch of our Signature Flip-Up Prism (high magnification) Loupe product line expanded our penetration into horizontal and vertical market segments where we have historically had only limited success. Additionally, in August 2008, we introduced a new sports frame, to appeal to the younger, more fashionable demographic of the dental market. Continued success of these products, and future success of products currently in our pipeline, validates and ensures continued support of R&D efforts.

We are always evaluating small medical devices, in an ongoing effort to increase and enhance our private label product line-up. With the sophisticated design and engineering teams currently available to us, we have the ability to not only modify and incorporate SheerVision products into other company’s offerings, but to also extend our design, engineering, and manufacturing capabilities to other company’s product development.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principals generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates and assumptions relate to estimates of collectability of accounts receivable, the realizability of deferred tax assets and the adequacy of inventory reserves. Management bases its estimates and assumptions on historical experience and on various other assumptions that it believes are reasonable under the circumstances. Actual results could differ from those estimates.

Cash and Cash Equuivalents

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

Revenue Recognition

Our surgical loupes and lighting products need no installation and are ready for use upon receipt by the customer. Products sold are delivered by shipments made through common carrier and revenue is recognized upon shipment to the customer. Discounts and sales incentives are recognized as a reduction of revenue at the time of sale. We offer an unconditional satisfaction guarantee for a 30-day period and permit product returns within 30 days of purchase, at which time returns are accepted and refunds are made. Shipping charges and special orders are nonrefundable. Allowances for returns are provided for based upon an analysis of our historical patterns of product returns. To date, there have been no significant product returns and such returns have been within our estimates.

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market and consists of raw materials and finished goods. Materials associated with the manufacturing of our product lines are readily available within the US and international markets with relatively short ordering cycles and therefore inventory on hand normally represents a two to three month selling cycle. Inventory valuations depend on quantities on hand, sales history and expected near term sales prospects. On a regular basis, we evaluate inventory balances for excess quantities and obsolescence by analyzing estimated demand, inventory on hand, sales levels and other information. Based on these evaluations, inventory balances are reduced, if necessary.

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

Stock-Based Compensation

In conjunction with the adoption of our stock option plans on January 25, 2007, we began accounting for stock options under the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”). SFAS 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The fair value of stock options is estimated using a Black-Scholes option valuation model. This model requires the input of subjective assumptions, including expected stock price volatility, estimated life and estimated forfeitures of each award. The fair value of equity-based awards is amortized over the vesting period of the award, and we have elected to use the straight-line method.

Recently Issued Accounting Pronouncements Not Yet Effective

The following accounting pronouncements have been issued but were not effective for fiscal year ended August 31, 2008:

Statements of Financial Accounting Standards (SFAS):

SFAS 141 (R), Business Combinations— retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination

SFAS 157, Fair Value Measurements— defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements

SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115— permits entities to choose to measure many financial instruments and certain other items at fair value

SFAS 160, Noncontrolling Interests in Consolidated Financial Statements— changes the way the consolidated income statement is presented

FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133— enhances required disclosures regarding derivatives and hedging activities

SFAS 163, Accounting for Financial Guarantee Insurance Contracts — clarifies how FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities

FASB Staff Positions (FSP):

FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)

FSP FAS 117-1, Endowments of Not-for-Profit Organizations: Net Asset Classification of Funds Subject to an Enacted Version of the Uniform Prudent Management of Institutional Funds Act, and Enhanced Disclosures for All Endowment Funds

FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161— amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities

FSP FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions— amends FASB Statement 140

FSP FAS 142-3, Determination of the Useful Life of Intangible Assets— amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets

FSP FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13— amends FASB Statement No. 157, Fair Value Measurements

FSP FAS 157-2, Effective Date of FASB Statement No. 157— delays the effective date of FASB Statement No. 157, Fair Value Measurements

FSP FIN 46(R)-7, Application of FASB Interpretation No. 46(R) to Investment Companies

FSP SOP 94-3-1 and AAG HCO-1, Omnibus Changes to Consolidation and Equity Method Guidance for Not-for-Profit Organizations

FSP SOP 07-1-1, — indefinitely delays the effective date of AICPA Statement of Position 07-1, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies

FSP EITF 03-6-1, — Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

EITF Consensuses (EITF):

EITF Issue No. 07-1, Accounting for Collaborative Arrangements

EITF Issue No. 07-4, Application of the Two-Class Method under FASB Statement No. 128, Earnings per Share, to Master Limited Partnerships

EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock

EITF Issue No. 08-3, Accounting by Lessees for Maintenance Deposits

EITF Issue No. 08-5, Issuer's Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement

EITF Issue No. 08-6, Equity Method Investment Accounting Considerations

EITF Issue No. 08-7, Accounting for Defensive Intangible Assets

EITF Issue No. 08-8, Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That Is Based on the Stock of an Entity's Consolidated Subsidiary

AICPA Statements of Position (SOP):

SOP 07-01, Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies

We do not believe that adoption of any of the above pronouncements that may apply will have a material impact on our financial position or results of operations.

Results of Operations

The following table sets forth selected financial information related to operations for the periods indicated expressed in dollars as well as a percentage of sales:

	TWELVE MONTHS ENDED AUGUST 31,
	2008		2007
	(in thousands)

Net Sales	$4,418	100.0%	$4,352	100.0%
Cost of Goods Sold	1,664	37.7	1,437	33.0
Gross Profit	2,754	62.3	2,915	67.0
Operating Expenses
Shipping	156	3.5	163	3.7
Selling and Marketing	1,081	24.4	1,881	43.2
General & Administrative	1,589	35.9	1,756	40.4
Product Development	99	2.2	30	0.7
Total Operating Expenses	2,925	66.1	3,830	88.0
Loss from Operations	(171)	(3.8)	(915)	(21.0)
Other Income/(Expense)	(52)	(1.2)	13	0.3
Provision for Income Taxes	-	-	(3)	-
Net Loss	$(224)	(5.0)	$(905)	(20.8)%

Year Ended August 31, 2008 Compared to the Year Ended August 31, 2007

Net Sales

Net sales increased by $65,980, or 1.5%, from $4,351,907 for the year ended August 31, 2007 to $4,417,887 for the year ended August 31, 2008. This relatively flat year over year sales growth is mainly due to our strategic shift from selling directly to end users to indirectly through international distributors, OEM and third party relationships. Although we began to experience an increase in sales as a result of this shift, the increase in unit sales has been partially offset by a decrease in sales price. During the twelve-month period ended August 31, 2008, OEM and distributor sales represented 50% of total sales as compared to 30% during the twelve month period ended August 31, 2007.

Gross Profit

Gross profit decreased by $161,065, or 5.5% from $2,914,851 for the year ended August 31, 2007 to $2,753,786 for the year ended August 31, 2008. The decrease in gross profit was attributable to a reduction in average unit sales price. In addition, with the release of our new Lithium Polymer battery pack, all customers who purchased the predecessor battery pack from us were eligible for an upgrade at substantial discount. As most customers did upgrade to the new model, this resulted in a decrease in sales for this product reducing overall gross profit. The gross margin was 62.3% of net sales for the year ended August 31, 2008 compared to 67.0% of net sales for the year ended August 31, 2007.

Operating Expenses

Operating expenses, which include shipping expenses, selling and marketing expenses, general and administrative expenses and product development, decreased by $904,945, or 23.6%, to $2,924,996 for the year ended August 31, 2008 as compared to $3,829,941 for the year ended August 31, 2007.

Shipping expenses were $155,598 or 3.5% of net sales for the year ended August 31, 2008 as compared to $163,015 or 3.7% of net sales for the year ended August 31, 2007. This decrease of $7,417 was directly attributable to the increased international distributor, OEM and third party sales, which tend to require bulk shipping as opposed to the individual, end user shipments.

Selling and marketing expenses were $1,081,425 for the year ended August 31, 2008, a decrease of $799,817 or 42.5% from $1,881,242 for the previous year ended August 31, 2007. This decrease is mainly related to our enhanced channel sales efforts where we decreased our direct sales, marketing, advertising and direct mail campaigns resulting in savings of $588,961. We also realized $110,563 in decreased travel costs related to our redirected and refocused sales efforts.

General and administrative expenses were $1,588,697 for the year ended August 31, 2008, a decrease of $167,464 or 9.5% over the previous year ended August 31, 2007 of $1,756,161. This decrease was attributable to the cost containment efforts implemented in the areas of personnel, staff related and SEC related expenses as well as a reduction in our direct sales efforts. The efforts of expense reduction were partially offset by the legal expenses to defend two competitor lawsuits, alleging product copyright, trade dress and patent infringement on specific components of our surgical loupes, which have now been settled. In addition, the decrease was also partially offset by stock based compensation expense of $96,825 for stock option grants awarded to the Company’s employees during the fiscal year 2008.

Product development costs increased by $69,753 or 236.3% from $29,523 for the year ended August 31, 2007 to $99,276 for the year ended August 31, 2008. This increase is a result of our engineering efforts within our optics and LED light product lines and in particular our Lithium Polymer battery pack which was released in May 2008. Product development costs are expected to increase in the future as we continue to expend resources to enhance our existing product lines as well as develop new products.

Loss from Operations

Loss from operations for the year ended August 31, 2008 decreased by $743,880 or 81.3% to $171,210 as compared to $915,090 for the year ended August 31, 2007. As mentioned previously, this reduction is mainly related to our strategic shift from selling directly to end users to indirectly through international distributors, OEM and third party relationships. These efforts have led to significant cost savings related to shipping, marketing, advertising and travel expenses. We expect this strategic shift to help achieve profitability as well as allow for additional resources for continued research and development.

Other Income (Expense)

Interest expense for the year ended August 31, 2008 was $5,918 as compared to $0 for the year ended August 31, 2007. This increase was related to the line of credit that we obtained in 2008. Interest income for the year ended August 31, 2008 was $4,320 as compared to $12,706 for the year ended August 31, 2007, a decrease of $8,386. The decrease was attributable to less cash being available to be invested in variable money market funds during the year ended August 31, 2008. In addition, in July 2008, we reached a settlement in a copyright and trade dress infringement case in which we were the defendant. We paid the plaintiff $50,000 which is rejected in other income and expenses in the accompanying financial statements.

Income Taxes

During the year ended August 31, 2008, there was an $800 provision for minimum state income taxes due to our net loss, and a valuation allowance on the resulting deferred tax asset. For the twelve months ended August 31, 2007 we recorded a current income tax provision of $2,902.

Net Loss

Net loss for the year ended August 31, 2008 was $223,607 as compared to $905,286 for the year ended August 31, 2007. Loss per common share was $0.04 and $0.09 for the years ended August 31, 2008 and 2007, respectively.

Liquidity and Capital Resources

We assess our liquidity by our ability to generate cash to fund operations. Significant factors in the management of liquidity are: funds generated by operations; levels of accounts receivable, inventories, accounts payable and capital expenditures; adequate lines of credit; and financial flexibility to attract long-term capital on satisfactory terms. As of August 31, 2008, we had cash and equivalents of $111,887.

To date, we have financed operations principally through lines of credit and equity capital. Our ability to generate positive operational cash flow is dependent upon increasing revenues through the sales of existing product lines. There can be no assurance that we will be successful in generating a positive operational cash flow.

We may require substantial additional financing to support our current operations, for sales and marketing and research and development programs, including significant requirements for operating expenses and for intellectual property protection and enforcement. As we raise additional funds through the issuance of equity securities and equity securities equivalents, the percentage ownership of our existing stockholders will be reduced. If we are unable to raise sufficient funds on acceptable terms, then we may not succeed in executing our business plan and achieving our business objectives. In particular, we could be forced to limit our product development and marketing activities, forego business opportunities, and we may lose the ability to respond to competitive pressures. There can be no assurance that any funding will be available on a timely basis on terms acceptable to us or at all, nor can any assurance be made that our business operations will prove to be profitable or that we can remain in business as a going concern.

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As of August 31, 2008, we had an accumulated deficit of $5,228,744, recurring losses from operations and negative cash flows from operating activities of $245,569 for the year then ended. We also had a negative working capital of $411,318 as of August 31, 2008.

These factors, among others, raise doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

In response to these problems, management has taken the following actions:

•	we are expanding our revenue base beyond direct sales to OEM and third party sales;

•	we are aggressively signing up new international distributors through our IDP program; and

•	we are seeking third party financing.

Net cash used in operating activities was $245,569 and $807,163 for the years ended August 31, 2008 and 2007, respectively. The improvement in operating cash flows was a direct result of our strategic shift from selling directly to end users to indirectly through international distributors, OEM and third party relationships. Utilization of our partner resources to market and sell our products allowed for the reduction in internal sales and marketing expenditures.

Net cash used in investing activities during the years ended August 31, 2008 and 2007 was $57,806 and $42,201, respectively. These expenditures were mainly related to the purchase of manufacturing equipment.

Net cash received from financing activities during the year ended August 31, 2008 and 2007 was $150,000 and $0, respectively. The cash inflow resulted from the proceeds from a line of credit with an unrelated shareholder of the Company, entered into on March 25, 2008, providing for a line of credit to us of up to $300,000 carrying an interest rate of 9% per annum. The agreement provides that principal and interest of the loan is repayable nine months from the date of the execution of the agreement or earlier upon the occurrence of an event of default. As of August 31, 2008, the outstanding balance of the line of credit was $155,918, which includes accrued interest of $5,918.

We also owe accrued dividends on Series A Preferred Stock in the amount of $565,145, which is not anticipated to be paid within the next 12 months.

Contractual Obligations

The following table is a summary of our contractual obligations as of October 31, 2008, which consist of lease obligations based on minimum monthly rents:

Fiscal Years Ended

2009	$55,007
2010	56,657
$111,664

Rent expense for the years ended August 31, 2008 and 2007 amounted to $52,464 and $48,268, respectively.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM7A. QUANTITIVATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Attached hereto and filed as a part of this Annual Report on Form 10-K are our Consolidated Financial Statements, beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms; and (ii) accumulated and communicated to management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, that receipts and expenditures are being made only in accordance with authorization of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting at August 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, at August 31, 2008, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal year 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

The following disclosure would have otherwise been filed on Form 8-K under the heading “Item 5.02 - Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangement of Certain Officers”

On September 22, 2008, the Board of Directors appointed Stephen Rochman to serve as our Interim Chief Financial Officer, effective immediately.

Mr. Rochman is the founder and sole owner of Revotech, an international contract manufacturing company based in Los Angeles, CA which he founded in September, 2002. Since 2002, Mr. Rochman has also acted as a business consultant to numerous companies in manufacturing and other industries. From October 2000 to November 2001, Mr. Rochman served as Director of Finance and Accounting for Digital Transit, a software development firm. Prior to that, from 1994 to 2000, Mr. Rochman served as Controller and then Director of Finance for Antex Electronics Corp., a digital audio hardware manufacturer. Mr. Rochman has over 20 years experience in financial management, primarily in a manufacturing environment, in both public and private companies.  Mr. Rochman holds a B.A. degree in Economics from University of California, Irvine.

Revotech currently supplies us with certain components required in the production of our SheerVision products. To date, the value of purchases from Revotech has been immaterial.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors, Executive Officers and Significant Employees

Set forth below is certain information with respect to the individuals who are our directors, executive officers and significant employees.

Name	Age	Position
Suzanne Lewsadder	62	Chief Executive Officer, Treasurer and Director
Jeffrey Lewsadder	52	President, Director and Secretary
Stephen Rochman	43	Interim Chief Financial Officer
Shemiran Hart	50	Director
Sharon Biddle	56	Director
David Frankel	60	Director
Terri Wiest	61	National Sales Director, Dental Hygiene
Martin Chaput	40	Online Marketing Manager

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

Stephen Rochman has served as our Interim Chief Financial Officer since September 2008. Mr. Rochman is the founder and sole owner of Revotech, an international contract manufacturing company based in Los Angeles, CA which he founded in September, 2002. Since 2002, Mr. Rochman has also acted as a business consultant to numerous companies in manufacturing and other industries. From October 2000 to November 2001, Mr. Rochman served as Director of Finance and Accounting for Digital Transit, a software development firm. Prior to that, from 1994 to 2000, Mr. Rochman served as Controller and then Director of Finance for Antex Electronics Corp., a digital audio hardware manufacturer. Mr. Rochman has over 20 years experience in financial management, primarily in a manufacturing environment, in both public and private companies.  Mr. Rochman holds a B.A. degree in Economics from University of California, Irvine.

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

Meetings and Committees of the Board

During the year ended August 31, 2008, our board of directors held one meeting and took actions by written consent on two occasions.

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

The compensation committee establishes, subject to the approval of our board of directors and any applicable employment agreements, the salaries that will be paid to our executive officers. In setting salaries, the compensation committee intends to take into account several factors, including the following:

•	competitive compensation data;

•	the extent to which an individual may participate in the stock plans which may be maintained by us; and

•	qualitative factors bearing on an individual's experience, responsibilities, management and leadership abilities, and job performance.

Nominating Committee

Each member of our board of directors participates in the consideration of director nominees. Stockholders may submit in writing to our secretary at our address set forth elsewhere in this Annual Report on Form 10-K the names and five year backgrounds for the board of directors' consideration in its selection of nominees for directors. Currently, our share ownership is relatively concentrated in Suzanne Lewsadder and Jeffrey Lewsadder, our Chief Executive Officer and President, respectively; as such, it is improbable that any board nominee found to be unqualified or unacceptable by the majority stockholders could be selected as a member of the board of directors. Accordingly, there is no nominating committee and we do not rely on pre-approval policies and procedures for our nomination process. We intend to implement the necessary formation of a nominating committee and will establish proper policies and procedures upon such time as our share ownership is more diversified.

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

•
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; or

•
being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

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

Based solely upon a review of Forms 3, 4 and 5 furnished to us, we are not aware of any person who, at any time during the fiscal year ended August 31, 2008, was a director, officer, or beneficial owner of more than 10% of our common stock and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation earned during the years ended August 31, 2008 and 2007 by our Chief Executive Officer, President and Chief Financial Officer and our two most highly compensated non-executive officers. We refer to such individuals as “named executive officers”:
Name and Principal Position	Year (1)	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation ($)	All Other Compensation ($) (3)	Total ($)
Suzanne Lewsadder	2008	112,500	27,686	--	--	--	--	28,028	168,214
Chairman and Chief Executive Officer	2007	112,500	44,073	--	--	--	--	26,091	182,664

Jeffrey Lewsadder	2008	112,500	20,750	--	--	--	--	26,330	159,580
President and Secretary	2007	112,500	27,443	--	--	--	--	26,568	166,511

Suzanne Puente	2008	100,008	10,000	--	23,601	--	--	18,174	151,783
Chief Financial Officer(4)	2007	100,008	40,000	--	--	--	--	16,511	156,519

Terri Wiest	2008	107,733(5)	--	--	15,734	--	--	8,503	131,970
National Sales Director, Dental Hygiene Division	2007	115,228(6)	--	--	--	--	--	6,660	121,888

Martin Chaput	2008	80,000	--	--	7,867	--	--	12,276	100,143
Online Marketing Manager	2007	80,000	--	--	--	--	--	12,026	92,026
________________
(1)	The information is provided for each fiscal year referenced beginning September 1 and ending August 31.
(2)
The amounts reflect the compensation expense in accordance with FAS 123(R) of these option awards. The assumptions used to determine the fair value of the option awards for fiscal year ended August 31, 2008 are set forth in Note 12 of our audited consolidated financial statements included in our Form 10-K for fiscal year ended August 31, 2008. Our named executive officers will not realize the value of these awards in cash unless and until these awards are exercised and the underlying shares subsequently sold.

(3)	See “All Other Compensation” table below.
(4)	Ms. Puente resigned as Chief Financial Officer, effective August 31, 2008.
(5)	Includes $44,400 in commission.
(6)	Includes $55,228 in commission.

All Other Compensation

All Other Compensation amounts in the Summary Compensation Table consist of the following:

Name	Year	Automobile Related Expenses ($)	Medical Related Expenses ($)	Insurance Premium ($)	Total ($)
Suzanne	2008	11,043	16,082	902	28,058
Lewsadder	2007	11,253	13,936	902	26,091

Jeffrey	2008	11,312	14,447	570	26,330
Lewsadder	2007	11,108	14,890	570	26,568

Suzanne	2008	--	17,832	342	18,174
Puente	2007	--	16,311	200	16,511

Terri	2008	--	7,957	546	8,503
Wiest	2007	--	6,401	259	6,660

Martin	2008	--	12,216	60	12,276
Chaput	2007	--	11,991	35	12,026

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning stock options and stock awards held by the named executive officers as of August 31, 2008.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock Held That Have Not Vested (#)	Market Value of Shares or Units of Stock Held That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Suzanne Lewsadder, CEO and Treasurer	—	—	—	—	—	—	—	—	—

Jeffrey Lewsadder
President and Secretary	—	—	—		—	—	—	—	—

Suzanne Puente
Chief Financial Officer(1)	75,000(2)	—	—	0.20	11/29/08	—	—	—	—

Terri Wiest; National Sales Director, Dental Hygiene Division	50,000(2)		50,000(3)	0.20	03/20/18	—	—	—	—

Martin Chaput Online Marketing Manager	25,000(2)		25,000(3)	0.20	03/20/18	—	—	—	—

(1)	Referenced individual resigned as Chief Financial Officer effective August 31, 2008. On such date 75,000 unvested options expired.
(2)	These options were granted under our 2007 Stock Option Plan and vested on March 20, 2008.
(3)	These options were granted under our 2007 Stock Option Plan and vest on December 31, 2008.

Employment Agreements

Currently, we do not maintain employment agreements with our executive officers. We intend to enter into an employment agreement with each executive officer prior to December 31, 2008. We anticipate that these agreements will contain provisions which will be comparable to those of similarly situated companies in our industry with respect to confidentiality, non-competition and assignment of intellectual property.

Stock Option Plans

2007 Stock Option Plan

On January 25, 2007, our board of directors adopted, and on the same date, holders of a majority of the voting power of the outstanding shares of our capital stock approved, our 2007 Stock Option Plan (the “Plan”). The Plan authorizes the grant of options and stock purchase rights with respect to up to an aggregate of 3,000,000 shares of our common stock to our or our subsidiaries’ employees and directors and individuals, including consultants, performing services for us or our subsidiaries. As of August 31, 2008, 511,000 options are outstanding under the Plan.

2007 Stock Option Plan for Independent and Non-Employee Directors

On January 25, 2007, our board of directors adopted, and on the same date, holders of a majority of the voting power of the outstanding shares of our capital stock approved, the 2007 Stock Option Plan for Independent and Non-Employee Directors (the “Directors Plan”) for the purpose of promoting our interests and those of our stockholders by increasing the proprietary and vested interest of such directors in our growth and performance. The Directors Plan authorizes the grant of options with respect to up to an aggregate of 200,000 shares of our common stock. As of August 31, 2008, no options are outstanding under the Directors Plan.

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

Compensation of Directors

During the fiscal year ended August 31, 2008, directors received no compensation for their services as directors. Pursuant to our By-Laws, directors may receive such compensation for their services and such reimbursement of expenses for attending meetings as our board of directors may determine from time to time. Pursuant to our 2007 Stock Option Plan for Independent and Non-Employee Directors, our independent directors are entitled to a grant of options to purchase our common stock. See “Executive Compensation - Stock Option Plans” above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of October 31, 2008 the beneficial ownership of (i) each person known by us to beneficially own five percent (5%) or more of the outstanding shares; (ii) our named executive officers; and (iii) our officers and directors as a group.

As used in the table below and elsewhere in this Annual Report on Form 10-K, the term “beneficial ownership” with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the next 60 days following the date hereof. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated. The table below is based on 12,735,190 shares of our common stock issued and outstanding as of October 31, 2008.

Except as otherwise noted, the address of the referenced individual is c/o SheerVision, Inc., 4030 Palos Verdes Drive North, Suite 104, Rolling Hills, California 90274.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Class Beneficially Owned
Suzanne Lewsadder(1)(2)	9,219,137(3)	72.4%
Jeffrey Lewsadder(1)(2)	9,219,137(3)	72.4%
Shemiran Hart(1)	0	0%
Sharon Biddle(1)	31,041(4)	*%
David Frankel(1)	31,041(4)	*%
Stephen Rochman(2)	0	0%
Terri Wiest	50,000(5)	*%
Martin Chaput	25,000(5)	*%
All Current Executive Officers and Directors as a Group (6 persons)	9,281,219(6)	72.7%

*	Less than one percent
(1)	Indicates Director.
(2)	Indicates Officer.
(3)
In the case of Suzanne Lewsadder, includes the shares of common stock beneficially owned by Jeffrey Lewsadder. In the case of Jeffrey Lewsadder, includes the shares of common stock beneficially owned by Suzanne Lewsadder.

(4)
Includes 20,833 shares of common stock issuable upon the conversion of Series A Preferred Stock and 1,875 shares of common stock issuable upon exercise of warrants within 60 days following October 31, 2008.

(5)	Represents shares of common stock issuable upon exercise of options within 60 days following October 31, 2008.
(6)
Includes 41,666 shares of common stock issuable upon the conversion of Series A Preferred Stock and 3,750 shares of common stock issuable upon exercise of warrants within 60 days following October 31, 2008.

Equity Compensation Plan Information

The following table sets forth information with respect to our 2007 Stock Option Plan and our 2007 Stock Option Plan for Independent and Non-Employee Directors as of August 31, 2008:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weight-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	511,000(1)	$0.20	2,689,000(2)

Equity compensation plans not approved by security holders	--	--	--
Total	511,000(1)	$0.20	2,689,000(2)

___________

(1)	Represents shares of our common stock issuable upon exercise of outstanding options under our 2007 Stock Option Plan.

(2)
Represents up to 2,489,000 shares of our common stock authorized for issuance under our 2007 Stock Option Plan and up to 200,000 shares of our common stock authorized for issuance under our 2007 Stock Option Plan for Independent and Non-Employee Directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

  Except as otherwise indicated below, we have not been a party to any transaction, proposed transaction, or series of transactions required to be disclosed pursuant to Item 404 of Regulation S-K.

On April 18, 2007, we entered into a consulting agreement for investor and public relations services. In consideration for the consultant's services, he was entitled to $5,000 per month for the twelve-month term of the agreement, unless terminated sooner. In addition, Suzanne Lewsadder and Jeffery Lewsadder, our Chief Executive Officer and President, respectively, and beneficial holders of a majority of our outstanding common stock transferred an aggregate of 306,000 shares of our common stock to the consultant.

On September 22, 2008, Stephen Rochman was appointed as our Interim Chief Financial Officer. Mr. Rochman is the founder of Revotech, a contract manufacturer that supplies us with certain components of our SheerVision products. To date, the value of purchases from Revotech has been immaterial.

During the year ended 2008, consulting service fees in the amount of $4,000 were paid to an individual who is a relative of a major shareholder, officer and director of the Company. This individual provides consulting services in connection with online marketing strategies and planning.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

As of August 31, 2008, aggregate fees billed to us by our independent registered public accounting firm Miller Ellin & Company LLP are as follows:

Summary:	2008	2007

Audit fees	$83,152	$87,401
Audit related fees	-	-
Tax fees (1)	-	38,943
Other fees	-	-
_________
(1) Amount represents fees for preparation of our tax returns.

ITEM 15. EXHIBITS AND INDEX OF EXHIBITS

The Exhibits below are included as part of this Annual Report on Form 10-K.

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

2.5
Acquisition of Zorax, Inc. (incorporated by reference to Exhibit 2.5 to Current Report on Form 10KSB of SheerVision, Inc., a Delaware corporation (formerly Clean Water Technologies, Inc.), filed with the Securities and Exchange Commission on August 16, 2001).

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

10.1
Sublicense Agreement, effective as of October 22, 1999, between SheerVision, Inc., a Delaware corporation (formerly Clean Water Technologies, Inc.), and GSA Resources, Inc., an Arizona corporation (incorporated by reference to Exhibit 10 to Current Report on Form 10KSB of SheerVision, Inc., a Delaware corporation (formerly Clean Water Technologies, Inc.), filed with the Securities and Exchange Commission on September 26, 2000).

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

10.28
Investor and Public Relations Consulting Agreement dated April 18, 2007 between SheerVision, Inc, a Delaware corporation and Mark Taggatz (incorporated by reference to Exhibit 10.1 to Current Report on Form 8K of SheerVision, Inc. filed with the Securities and Exchange Commission on April 24, 2007).

10.29
Form of Settlement and Release Agreement dated as of January 4, 2008 between General Scientific Corporation, SheerVision, Inc. and Asia Sourcing Corporation (incorporated by reference to Exhibit 10.1 to Current Report on Form 8K of SheerVision, Inc. filed with the Securities and Exchange Commission on January 18, 2008).

10.30
Form of Loan Agreement dated March 19, 2008 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8K of SheerVision, Inc. filed with the Securities and Exchange Commission on March 19, 2008).

14.1
Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to Current Report on Form 8-K/A of SheerVision, Inc., a Delaware corporation (formerly Clean Water Technologies, Inc.), filed with the Securities and Exchange Commission on March 28, 2006).

21.1	Subsidiaries of SheerVision, Inc.*

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
__________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 21, 2008

SHEERVISION INC.

	By:	/s/ Suzanne Lewsadder
Suzanne Lewsadder
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Suzanne Lewsadder	Chief Executive Officer	November 21, 2008
Suzanne Lewsadder	and Director
(Principal Executive Officer)

/s/ Steve Rochman	Interim Chief Financial Officer	November 21, 2008
Stephen Rochman	(Principal Financial and
Accounting Officer)

/s/ Jeffrey Lewsadder	Director	November 21, 2008
Jeffrey Lewsadder

/s/ Shemiran Hart	Director	November 21, 2008
Shemiran Hart

/s/ Sharon Biddle	Director	November 21, 2008
Sharon Biddle

/s/ David Frankel	Director	November 21, 2008
David Frankel

SHEERVISION, INC. AND SUBSIDIARY
FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2008 AND 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders,
SheerVision, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of SheerVision, Inc. (the “Company”) and Subsidiary, as of August 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SheerVision, Inc. as of August 31, 2008 and 2007 and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had negative cash flow from operations of $245,569, negative working capital of $411,318 and an accumulated deficit of $5,228,744 at August 31, 2008, and recurring losses from operations. These factors, among others, raise doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Miller, Ellin & Company, LLP
MILLER ELLIN & COMPANY, LLP

New York, New York
November 21, 2008

SHEERVISION, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	August 31,	August 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$111,887	$265,262
Accounts receivable, net	399,950	50,397
Inventory	254,052	341,219
Prepaid expenses and other current assets	45,387	73,160
Total Current Assets	811,276	730,038

Property and equipment, net	141,894	117,864

Intangible assets, net	7,520	8,090

	$960,690	$855,992

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Line of credit payable	$155,918	$-
Accounts payable	423,180	337,013
Accrued expenses and other current liabilities	78,351	88,957
Accrued dividends - Series A Preferred Stock	565,145	324,370
Total Current Liabilities	1,222,594	750,340

STOCKHOLDERS’ EQUITY (DEFICIENCY):
Preferred Stock, Series A, 9% cumulative convertible; $.001 par value, $10 per share:
Authorized - 350,000 shares;
Issued and outstanding - 266,296 and 270,046 shares, respectively	266	270
Common Stock: par value $.001;
Authorized - 90,000,000 shares -
Issued and outstanding - 12,735,190 and 12,693,523 shares, respectively	12,735	12,694
Additional paid in capital	4,953,839	4,857,051
Accumulated deficit	(5,228,744)	(4,764,363)
Total Stockholders' Equity (Deficiency)	(261,904)	105,652

	$960,690	$855,992

See accompanying notes to consolidated financial statements

SHEERVISION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended August 31,
	2008	2007

NET SALES	$4,417,887	$4,351,907

COST OF GOODS SOLD	1,664,101	1,437,056

GROSS PROFIT	2,753,786	2,914,851

OPERATING EXPENSES:
Shipping	155,598	163,015
Selling and marketing	1,081,425	1,881,242
General and administrative	1,588,697	1,756,161
Product development	99,276	29,523
Total operating expenses	2,924,996	3,829,941

LOSS FROM OPERATIONS	(171,210)	(915,090)

OTHER INCOME (EXPENSE)
Interest expense	(5,918)	-
Interest income	4,320	12,706
Legal Settlement	(50,000)	-
Total other income (expense)	(51,597)	12,706

LOSS BEFORE PROVISION FOR INCOME TAXES	(222,807)	(902,384)

PROVISION FOR INCOME TAXES - CURRENT	800	2,902

NET LOSS	$(223,607)	$(905,286)

ACCRUED PREFERRED STOCK DIVIDENDS	(240,774)	(269,012)

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS	$(464,381)	$(1,174,298)

BASIC AND DILUTED LOSS PER SHARE APPLICABLE TO COMMON SHAREHOLDERS:
- basic and diluted	$(0.04)	$(0.09)

Weighted average number of shares outstanding	12,721,720	12,373,888

See accompanying notes to consolidated financial statements

SHEERVISION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	August 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(223,607)	$(905,286)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	34,346	26,153
Stock-based compensation	96,825	-
Changes in assets and liabilities:		-
Accounts receivable	(349,553)	23,467
Inventory	87,167	(64,297)
Deferred patent costs	-	(8,562)
Prepaid expenses	27,777	3,269
Accounts payable	86,167	132,861
Accrued expenses and other current liabilities	(4,691)	(14,768)
NET CASH USED IN OPERATING ACTIVITIES	(245,569)	(807,163)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(57,806)	(42,201)
NET CASH USED IN INVESTING ACTIVITIES	(57,806)	(42,201)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	150,000	-
Net cash provided by financing activities	150,000	-

Net decrease in cash and cash equivalents	(153,375)	(849,364)

Cash and cash equivalents at beginning of year	265,262	1,114,626

Cash and cash equivalents at end of year	$111,887	$265,262

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
Cash paid during the period for:
Income taxes	$1,600	$3,200

SUPPLEMENTAL DISCLOSURES OF NON - CASH INVESTING
AND FINANCING ACTIVITIES:
Accrued interest on line of credit	$5,918	$-
Accrued preferred stock dividends	$240,774	$269,012
Conversion of preferred stock to common	$41	$417

See accompanying notes to consolidated financial statements

SHEERVISION, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
YEARS ENDED AUGUST 31, 2008 AND 2007

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficiency)

Balance, August 31, 2006	307,546	$308	12,276,856	$12,277	$4,857,430	$(3,590,065)	$1,279,950

Preferred stock conversion	(37,500)	(38)	416,667	417	(379)		-

Dividends accrued on Preferred Stock						(269,012)	(269,012)

Net loss						(905,286)	(905,286)

Balance, August 31, 2007	270,046	$270	12,693,523	$12,694	$4,857,051	$(4,764,363)	$105,652

Preferred stock conversion	(3,750)	(4)	41,667	41	(37)		-

Stock-based compensation					96,825		96,825

Dividends accrued on Preferred Stock						(240,774)	(240,774)

Net loss						(223,607)	(223,607)

Balance, August 31, 2008	266,296	$266	12,735,190	$12,735	$4,953,839	$(5,228,744)	$(261,904)

See accompanying notes to consolidated financial statements

SHEERVISION, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 2008 AND 2007

NOTE 1 - DESCRIPTION OF BUSINESS

SheerVision, Inc. (the “Company”), a Delaware corporation, designs and sells high quality, value-priced surgical loupes, light systems and related optical products for the dental, medical and veterinary markets. Through its exclusive arrangements with manufacturers based in Asia, it can provide top quality surgical loupes and light systems directly to end-users at substantially lower prices than similar competitors' products. The Company has also recently negotiated favorable terms with multiple United States manufacturers, and is currently manufacturing a number of products domestically.

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

Effective June 19, 2006, the Company formally changed its name from Clean Water Technologies, Inc. to SheerVision, Inc.

Going Concern Considerations

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As of August 31, 2008, the Company had an accumulated deficit of $5,228,744, recurring losses from operations and negative cash flows from operating activities of $245,569 for the year then ended. The Company also had a negative working capital of $411,318 as of August 31, 2008.

The Company intends to fund operations through increased sales, which may be insufficient to fund its capital expenditures, working capital or other cash requirements for the year ending August 31, 2009. The Company may seek additional funds to finance its immediate and long-term operations through debt and/or equity financing. The successful outcome of future financing activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

These factors, among others, raise doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

In response to these problems, management has taken the following actions:

•	the Company is expanding its revenue base beyond direct sales to OEM and third party sales;

•	the Company is aggressively signing up new international distributors through its International Distributor Program; and

•	the Company is seeking third party financing.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. These accounting policies conform to accounting policies generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period, and related disclosures. Actual results could differ from those estimates.

SHEERVISION, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 2008 AND 2007

Principles of Consolidation

The consolidated financial statements include the accounts of SheerVision, Inc. and its wholly owned subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

Revenue Recognition

The Company’s surgical loupes and lighting products need no installation and are ready for use upon receipt by the customer.  Products sold are delivered by shipments made through common carrier and revenue is recognized upon shipment to the customer.  Discounts and sales incentives are recognized as a reduction of revenue at the time of sale.  The Company offers an unconditional satisfaction guarantee for a 30 day period and permits product returns within 30 days of purchase, at which time returns are accepted and refunds are made.  Returns are minimal, therefore management has determined that no reserve is required. Shipping charges and special orders are nonrefundable.

Cash and Cash Equivalents

The Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable represent balances due from customers for the sale of the Company’s products. An allowance for doubtful accounts is provided for those accounts receivable considered to be potentially uncollectible, based upon historical experience and management’s evaluation of outstanding accounts receivable at the end of the year. Management has provided an allowance for doubtful accounts of $0 and $507 at August 31, 2008 and August 31, 2007, respectively. Management did not provide an allowance at August 31, 2008 as substantially all receivables were subsequently collected.

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

Inventory

Inventory is valued at the lower of cost or market, determined on a first-in, first-out basis. At August 31, 2008 and 2007, inventory consisted of finished goods and raw materials. Because of the technical nature of the products, the Company may be exposed to a number of factors that could result in portions of its inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes in its markets, competitive pressures in products and prices, and the introduction of new product lines. The Company regularly evaluates its ability to realize the value of its inventory based on a combination of factors, including historical usage rates, forecasted sales, product life cycles, and market acceptance of new products. When inventory that is obsolete or in excess of anticipated usage is identified, it is written down to realizable value or an inventory valuation reserve is established.

Property and Equipment

Property and equipment are stated at cost and are being depreciated using the straight-line method over the estimated useful lives of the related assets, generally five to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the remaining lease terms. The Company follows the practice of charging maintenance renewals and minor repairs to expense as incurred. Renewals and betterments that materially increase the value of the property are capitalized.

Income Taxes

Deferred income taxes are recognized for temporary differences between financial statement and income tax basis of assets and liabilities and loss carryforwards for which income tax benefits are expected to be realized in future years. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount expected to be realized. In estimating future tax consequences, the Company generally considers all expected future events other than an enactment of changes in the tax laws or rates. The deferred tax asset is continually evaluated for realizability. To the extent the Company’s judgment regarding the realization of the deferred tax assets changes, adjustment to the allowance is recorded, with an off setting increase or decrease, as appropriate, to income tax expense. Such adjustments are recorded in the period in which the Company’s estimate as to the realizability of the asset changed that it is “more likely than not” that all of the deferred tax assets will be realized. The “more likely than not” standard is subjective, and is based upon the Company’s estimate of a greater than 50% probability that its long range business plan can be realized. Deferred tax liabilities and assets are classified as current or non-current based on the classification of the related asset or liability for financial reporting. A deferred tax liability or asset that is not related to an asset or liability for financial reporting, including deferred tax assets related to NOL carry forwards, are classified according to the expected occurence date of the temporary difference.

SHEERVISION, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 2008 AND 2007

Long-Lived Assets

We account for long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, (“SFAS 144”) Accounting for the Impairment or Disposal of Long-Lived Assets.  Accordingly, we evaluate the carrying value of long-lived assets, including intangible assets, whenever events or changes in business circumstances or our planned use of long-lived assets indicate that their carrying amounts may not be fully recoverable or that their useful lives are no longer appropriate.  Reviews are performed to determine whether the carrying values of long-lived assets are impaired based on a comparison to the undiscounted expected future net cash flows.  If the comparison indicates that impairment exists, long-lived assets that are classified as held and used are written down to their respective fair values and long-lived assets classified as held for sale are written down to their respective fair values less costs to sell.  Significant management judgment is required in the forecast of future operating results that is used in the preparation of expected undiscounted cash flows. The Company recorded no impairments for the years ended August 31, 2008 and 2007.

Stock - Based Employee Compensation

Effective January 25, 2007, the Company adopted the provisions of statement of Financial Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), requiring recognition of expenses equivalent to the fair value of stock-based compensation awards. Prior to adoption, the Company had no outstanding options and therefore the adoption has had no financial statement impact from the transition. SFAS 123R requires that options issued be recognized in the financial statements at fair value over the vesting period.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates made by management include revenue recognition, estimates of collectability of accounts receivable, the realizability of deferred tax assets and the adequacy of inventory reserves. Management bases its estimates and assumptions on historical experience and on various other assumptions that it believes are reasonable under the circumstances. Actual results could differ from those estimates.

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

SHEERVISION, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 2008 AND 2007

NOTE 3 - INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out method) or market, and consist of the following:

	August 31,
	2008	2007
Finished Goods	$249,802	$331,642
Raw Materials	4,250	9,577
Total	$254,052	$341,219

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation and amortization, and consist of the following:

	Estimated	August 31,
	Useful lives	2008	2007

Manufacturing equipment	7 years	$148,640	$93,765
Office and computer equipment	5 years	49,437	46,507
Leasehold improvement	15 years	7,179	7,179
		205,257	147,451
Less: Accumulated Depreciation & Amortization		63,362	29,587
Property and Equipment, net		$141,894	$117,864

Depreciation and amortization expense for the years ended August 31, 2008 and 2007 amounted to $34,346 and $26,153, respectively.

NOTE 5 - INTANGIBLE ASSETS

During the year ended August 31, 2007, the Company filed for patent protection with the United States Patent and Trademark Office for certain developed technologies. As of the year ended August 31, 2008, the Company was evaluating the technology under this provisional patent to determine if it fits into its redefined business strategy. The cost incurred by the Company was $8,562 which is being amortized on a straight-line basis over a period of 15 years and is stated net of accumulated amortization of $1,042 at August 31, 2008. Should the Company determine it will not pursue this patent, it will write-off the remaining balances at the time the determination is made.

NOTE 6 - LOSS PER SHARE

In accordance with the Financial Accounting Standards Board’s SFAS No. 128, Earnings Per Share, the basic loss per common share, which excludes dilution, is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding. Diluted loss per common share reflects the potential dilution that could occur if all potential common shares had been issued and if the additional common shares were dilutive. Potential common shares are the shares that may be issued upon the exercise of warrants, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the period, plus conversion of convertible preferred stock into common shares.

The following table sets forth the computation of basic and diluted loss per common share:

SHEERVISION, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 2008 AND 2007
	Twelve Months Ended August 31,
	2008	2007
Numerator:
Net loss	$(223,607)	$(905,286)
Series A preferred stock dividends	(240,774)	(269,012)
Net loss attributable to common stock	$(464,381)	$(1,174,298)

Denominator:
Weighted average common shares - basic and diluted	12,721,720	12,373,888

Basic and diluted loss per common share	$(0.04)	$(0.09)

Warrants, and convertible preferred stock, in accordance with the following table, were excluded from the computation of diluted loss per share for the twelve months ended August 31, 2008 and 2007, respectively, because the effect of their inclusion would be antidilutive.

	Twelve months ended August 31,
	2008	2007

Warrants to purchase - common stock	1,488,989	1,488,989
Convertible preferred stock	2,958,844	3,000,523
	4,447,833	4,489,512

NOTE 7 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial reporting purposes, the Company has incurred substantial losses which have caused management to doubt, based on the available objective evidence whether it was more likely than not that the net deferred tax assets would be fully realizable. Accordingly, the Company has provided for a full valuation allowance against its net deferred tax asset. The Company's deferred tax asset at August 31, 2008 and 2007 is comprised of the following components:

	August 31,
	2008	2007
Net operating losses carry forwards	$1,537,550	$1,386,000
Less: Valuation allowance	(1,537,550)	(1,386,000)
Net deferred tax asset	$-	$-

At August 31, 2008, the Company has net operating loss carry forwards for federal tax purposes of approximately $3,915,000, which expire in years 2025 through 2028.

The provision for income taxes for the years ended August 31, 2008 and 2007 are summarized as follows:

		August 31,
		2008	2007
Current	- federal	$-	$-
	- state	800	2,902
		800	2,902

Deferred	- federal	-	-
	- state	-	-
		-	-
Total provision		$800	$2,902

SHEERVISION, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 2008 AND 2007

A reconciliation of the provision for income taxes with amounts determined by applying the statutory U.S. Federal income tax rate of 34% for 2008 and 2007, respectively, to income before income taxes is as follows:

	Years Ended August 31,
	2008	2007
Computed tax at the federal statutory rate of 34%	$(82,800)	$(307,000)
State income tax, net of federal benefit	(13,400)	(54,000)
Valuation allowance	96,200	361,000
Other	800	2,902
	$800	$2,902

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating Leases

During 2008, the Company finalized execution of the three-year, non-cancellable lease of its headquarters effective December 1, 2007 and expiring December 1, 2010. The lease obligation based on minimum monthly rents is as follows:

FISCAL YEARS ENDED
2009	$55,007
2010	56,657
$111,664

Rent expense for the years ended August 31, 2008 and 2007 amounted to $52,464 and $48,268, respectively.

Litigation

On January 10, 2007, a complaint was filed in the United States District Court, Central District of California, by Martin Hogan Pty, Ltd., which was brought against the Company and our Chief Executive Officer and President. Plaintiff, a former supplier of frames of the Company, alleged copyright and trade dress infringement in its frames and sought damages as well as permanent injunctive relief. On August 8, 2008, the parties entered into a settlement agreement pursuant to which the Company paid the plaintiff $50,000 and agreed to cease the sale of its SV sport frame after August 31, 2008, with no admission of wrongdoing. The Company has since replaced its SV sport frame with its “Del Rey” frame. The Company does not expect the terms of the settlement to have a material effect on its financial condition or operations.

On June 25, 2007, General Scientific Corporation (“GSC”) initiated a “Section 337” complaint against the Comapny with the International Trade Commission (“ITC”) alleging the unlawful importation and sale in the United States of certain magnifying loupe products which allegedly infringe certain of the complainant's patents. On January 17, 2008, the Company entered into a settlement with GSC and a co-defendant pursuant to which the Company and the co-defendant agreed to cease the importation of a particular type of metal frame, GSC covenanted not to bring patent infringement claims against the Company and the co-defendant with respect to certain SheerVision products and the pending investigation by the ITC was terminated. The settlement involved no monetary payment by the Company and no admission of wrongdoing. The Company does not expect the terms of the settlement to have a material effect on its financial condition or operations.

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

SHEERVISION, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 2008 AND 2007

NOTE 9 - LINE OF CREDIT

On March 25, 2008, the Company entered into an agreement with an unrelated shareholder of the Company providing for a line of credit to the Company of up to $300,000 carrying an interest rate of 9% per annum. The agreement provides that principal and interest on amounts borrowed against the line of credit is repayable nine months from the date of the execution of the agreement or earlier upon the occurrence of an event of default. The line of credit is secured by a first priority security interest in the Company’s inventories and accounts receivable. Additionally, the agreement provides the lender with an option to receive a warrant exercisable for up to 600,000 shares of the Company’s common stock (depending on the amount loaned) at an exercise price of $0.25 per share. As of August 31, 2008, the outstanding balance on the line of credit was $155,918, which includes accrued interest of $5,918.

The Company previously had a bank revolving credit facility for up to $300,000 at 1.25% above the bank's prime rate, collateralized by a security interest in all of the assets of the Company which expired on April 15, 2007.

NOTE 10 - STOCKHOLDERS' EQUITY

Preferred Stock

The Company has authorized 350,000 shares of Series A Preferred Stock (“Preferred Stock”), par value $0.001 per share. As of August 31, 2008 there were 266,296 shares of Preferred Stock issued and outstanding. Dividends accrue at the rate of 9% per annum and are payable every June 30 and December 31. To the extent not paid, accrued dividends shall accumulate until paid. At the option of the holder, the Preferred Stock may be converted into common stock at any time at a conversion price of $0.90 per share. In June 2007, 37,500 shares of Preferred Stock at a stated value of $10 per share were converted into 416,667 shares of Company common stock. In December 2007, 3,750 shares of Preferred Stock at a stated value of $10 were converted into 41,667 shares of Company common stock.

As of August 31, 2008 and 2007, accrued cumulative preferred dividends were $565,145 and $324,370, respectively.

Common Stock

The Company has authorized 90,000,000 shares of common stock, par value $0.001 per share. At August 31 2008 and 2007 there were 12,735,190 and 12,693,523 shares of common stock issued and outstanding, respectively.

NOTE 11 - WARRANTS

Transactions involving the Company's warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at August 31, 2006	1,488,989	$0.53
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at August 31, 2007	1,488,989	$0.53
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at August 31, 2008	1,488,989	$0.53

SHEERVISION, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 2008 AND 2007

NOTE 12 - EQUITY BASED COMPENSATION PLANS

Effective January 25, 2007, the Company adopted the SheerVision Inc. 2007 Stock Option Plan (the “Plan”). Awards granted under the Plan may include incentive stock options, which are qualified under Section 422 of the Internal Revenue Code and stock options other than incentive stock options, which are not qualified under Section 422 of the Code and stock purchase rights. Awards may be granted to employees and directors of the Company or its subsidiaries and individuals, including consultants, performing services to the Company. The maximum number of shares reserved for the Plan is 3,000,000 shares and administered by the Board of Directors (the “Board”) or a committee appointed by the Board. The Plan administrator determines the terms of each option granted including (1) the purchase price of shares subject to options, (2) the dates on which options become exercisable and (3) the expiration date of each option (which may not exceed ten years from the date of grant). The minimum per share exercise price for options granted under the Plan for incentive stock options is the fair market value at the grant date or if the optionee is more than a 10% holder, 110% of the fair market value at the grant date, of one share of the Company’s common stock on the date the option is granted.

Effective January 25, 2007, the Company adopted the SheerVision Inc. 2007 Stock Option Plan for Independent and Non-Employee Directors (the “Directors Plan”). A maximum of 200,000 shares of Company common stock options may be granted to eligible directors who are defined as independent or non-employee directors. The Directors Plan is to be administered by the Board or a compensation committee. The Directors Plan specifies that each newly elected Independent or Non-Employee Director, upon first election or appointment to the Board, will receive options to purchase 2,000 shares. Immediately following each annual meeting of stockholders each Director who has been an eligible Director for more than 12 months immediately preceding and including such meeting shall be granted an additional option to purchase 3,000 shares. As of August 31, 2008 and 2007, there were no options outstanding under the Directors Plan.

On March 20, 2008, the Company granted 1,025,000 incentive stock options to purchase shares of the Company’s common stock under the Plan to employees and consultants of the Company. Of the options granted, 400,000 of such options granted to Suzanne Lewsadder and Jeffrey Lewsadder, both officers and directors of the Company, were declined prior to issuance. The remaining 625,000 options have an exercise price of $0.20 per share and vest one half on the grant date and the remaining half on December 31, 2008. The fair value of the options issued was estimated at the date of the grant using the Black-Scholes pricing model with the following assumptions: (i) a risk free interest rate of 4.50%, (ii) no dividend yield, (iii) and a volatility factor of 330%, and (iv) an estimated life of 10 years. The aggregate calculated fair value of the option grants was $118,000 of which $96,825 was recognized as stock based compensation expense, included in General and Administrative costs during the year ended August 31, 2008. The remaining stock based compensation expense of $21,175 will be expensed over the remaining vesting period through December 31, 2008.

On July 14, 2008, the Company granted 36,000 incentive stock options to purchase shares of the Company’s common stock under the Plan to an employee at an exercise price of $0.25 per share, with half of the options vesting on the date of grant and the other half vesting on December 31, 2008.

Stock option activity as of August 31, 2008 is summarized as follows:

	Number of shares	Weighted Average Exercise Price

Options outstanding at August 31, 2006	$-	$-

Granted	-	-
Forfeited or cancelled	-	-
Options outstanding at August 31, 2007	$-	$-

Granted	661,000.20
Forfeited or cancelled	(150,000)	.20

Options outstanding at August 31, 2008	$511,000	$.20

SHEERVISION, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED AUGUST 31, 2008 AND 2007

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$ 0.20 - $ 0.25	511,000	9.6	$0.20	305,500	$0.20

The weighted average grant-date fair value of options granted during the year-ended August 31, 2008 was $ 0.20.

NOTE 13 - RELATED PARTY TRANSACTIONS

In April, 2007, the Company entered into a consulting agreement to receive investor and public relations services. As part of the agreement two of the Company’s major shareholders who are also officers and directors transferred an aggregate of 306,000 shares of the Company’s common stock to the consultant. For the year ended August 31, 2008, $10,000 was paid to this consultant and the agreement has been terminated. In addition the Company paid consulting fees in the amount of $4,000 to an individual who is a relative of a major shareholder, officer and director of the Company. This individual provides consulting services in connection with online marketing strategies and planning.

On September 22, 2008, Stephen Rochman was appointed as the Company’s interim Chief Financial Officer. Mr. Rochman is the founder of Revotech, a contract manufacturer that supplies the Company with certain components required in the production of our SheerVision products. To date, the value of purchases from Revotech has been immaterial.