Form 10-Q
period 2008-11-30
SHEERVISION, INC.
filed 2009-01-13
CIK 1096187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended November 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

   For the transition period from ______ to ______

Commission File Number: 000-27629

SHEERVISION INC.

(Exact name of small business issuer as specified in its charter)

Delaware	23-2426437
(State of incorporation)	(I.R.S. Employer Identification No.)

4030 Palos Verdes Drive N., Suite 104, Rolling Hills, CA 90274
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

  Yes ☒  No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of January 12, 2009: 12,756,023 shares outstanding of the Company’s common stock, par value, $.001.

Transitional Small Business Disclosure Format (check one):
  Yes ☐  No ☒

TABLE OF CONTENTS

ITEM 1. FINANCIAL STATEMENTS

PART 1. FINANCIAL INFORMATION

SHEERVISION, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30,	August 31,
	2008	2008
ASSETS	(UNAUDITED)	(DERVIVED FROM AUDITED FINANCIAL STATEMENTS)
CURRENT ASSETS:
Cash and cash equivalents	$290,079	$111,887
Accounts receivable, net	208,586	399,950
Inventory	254,330	254,052
Prepaid expenses and other current assets	140,119	45,387
Total Current Assets	893,114	811,276

Property and equipment, net	131,939	141,894
Intangible assets, net	7,377	7,520

	$1,032,430	$960,690

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
Line of credit payable	$159,284	$155,918
Accounts payable	387,019	423,180
Accrued expenses and other current liabilities	117,079	78,351
Accrued dividends	625,062	565,145
Total Current Liabilities	1,288,444	1,222,594

STOCKHOLDERS’ DEFICIENCY:
Preferred Stock, Series A, 9% cumulative convertible;, $.001 par value, $10 per share:
Authorized - 350,000 shares;
Issued and outstanding - 264,421 and 266,296 shares, respectively	264	266
Common Stock: par value $.001;
Authorized - 90,000,000 shares -
Issued and outstanding – 12,756,023 and 12,735,190 shares, respectively	12,756	12,735
Additional paid in capital	4,953,820	4,953,839
Accumulated deficit	(5,222,854)	(5,228,744)
Total Stockholders' Deficiency	(256,014)	(261,904)

	$1,032,430	$960,690

See accompanying notes to condensed consolidated financial statements

SHEERVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended November 30,
	2008	2007

NET SALES	$1,172,362	$1,124,098

COST OF GOODS SOLD	466,476	378,825

GROSS PROFIT	705,886	745,273

OPERATING EXPENSES:
Shipping	36,550	30,938
Selling and marketing	297,423	252,101
General and administrative	294,720	425,491
Product development	7,612	16,641
Total operating expenses	636,304	725,171

INCOME FROM OPERATIONS	69,582	20,102

OTHER INCOME (EXPENSE)
Interest expense	(3,366)	-
Interest income	391	1,286
Total other income (expense)	(2,975)	1,286

INCOME BEFORE INCOME TAXES	66,607	21,388

PROVISION FOR INCOME TAXES	800	1,600

NET INCOME	$65,807	$19,788

PREFERRED STOCK DIVIDENDS	(59,917)	(60,761)

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS	$5,890	$(40,973)

BASIC AND DILUTED LOSS PER SHARE APPLICABLE TO COMMON SHAREHOLDERS	$-	$-

Weighted average number of shares outstanding	12,736,335	12,693,523

See accompanying notes to condensed consolidated financial statements

SHEERVISION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended November 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$65,807	$19,788
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,098	7,634
Changes in assets and liabilities:
Accounts receivable	191,364	(53,966)
Inventory	(278)	(19,554)
Prepaid expenses	(94,732)	(1,752)
Accounts payable	(36,161)	73,222
Accrued expenses and other current liabilities	42,094	(4,416)
Net cash provided by operating activities	178,192	20,956

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(10,461)
Net cash used in investing activities	-	(10,461)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by (used in) financing activities	-	-

Net increase in cash and cash equivalents	178,192	10,495

Cash and cash equivalents at beginning of period	111,887	265,262

Cash and cash equivalents at end of period	$290,079	$275,757

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
Income taxes paid	$-	$1,600

SUPPLEMENTAL DISCLOSURES OF NON - CASH INVESTING
AND FINANCING ACTIVITIES:
Accrued preferred stock dividends	$59,917	$60,761
Accrued interest on line of credit	$3,366	$-

See accompanying notes to condensed consolidated financial statements

SHEERVISION, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s consolidated financial statements and notes thereto filed on Form 10-K for the fiscal year ended August 31, 2008. In the opinion of management, all adjustments necessary for a fair presentation have been made and include only normal recurring adjustments. Interim results of operations are not necessarily indicative of results to be expected for the year.

Company Description

SheerVision, Inc. (the “Company”), a Delaware corporation, designs and sells high quality, value-priced surgical loupes, light systems and related optical products for the dental, medical and veterinary markets. Through our exclusive arrangements with manufacturers based in Asia, we can provide top quality surgical loupes and light systems directly to end-users at substantially lower prices than similar competitors' products. The Company has also recently negotiated favorable terms with multiple United States manufacturers, and is currently manufacturing a number of products domestically.

Going Concern Considerations

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As of November 30, 2008, the Company had an accumulated deficit of $5,222,854 and negative working capital of $395,330.

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

In response to these problems, management has taken the following actions:

•           the Company is expanding its revenue base beyond direct sales to OEM and third party sales;

•	the Company is aggressively signing up new international distributors through its International Distributor Program; and

•           the Company is seeking third party financing.

NOTE 2 - INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out method) or market, and consist of the following:

	November 30, 2008	August 31, 2008
Finished Goods	$208,821	$249,802
Raw Materials	45,510	4,250
Total	$254,330	$254,052

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation and amortization, and consist of the following:

	Estimated	November 30,	August 31,
	Useful lives	2008	2008
Manufacturing equipment	7 years	$148,640	$148,640
Office and computer equipment	5 years	49,437	49,437
Leasehold improvement	15 years	7,179	7,179
		205,257	205,257
Less: Accumulated depreciation		73,318	63,362
Property and equipment, net		$131,939	$141,894

Depreciation expense for the three-months ended November 30, 2008 and 2007 amounted to $9,955 and $7,492, respectively.

NOTE 4 - INTANGIBLE ASSETS

During the year ended August 31, 2007, the Company filed for patent protection with the United States Patent and Trademark Office for certain developed technologies. As of the year ended August 31, 2008, the Company was evaluating the technology under this provisional patent to determine if it fits into its redefined business strategy. The cost incurred by the Company was $8,562 which is being amortized on a straight-line basis over a period of 15 years and is stated net of accumulated amortization of $1,185 and $614 at November 30, 2008 and 2007, respectively. Amortization expense for the three months ended November 30, 2008 and 2007 was $143 and $142, respectively. Should the Company determine it will not pursue this patent, it will write-off the remaining balances at the time the determination is made.

NOTE 5 - EARNINGS PER SHARE

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

The following table sets forth the computation of basic and diluted loss per common share:

	Three Months Ended November 30,
Numerator:	2008	2007
Net income	$65,807	$19,788
Series A preferred stock dividends	(59,917)	(60,761)
Net income attributable to common stock	$5,890	$(40,973)

Denominator:
Weighted average common shares - basic and diluted	12,736,335	12,693,523

Basic and diluted loss per common share	$-	$-

The following table represents the options, warrants, and convertible preferred stock excluded from the computation of diluted loss per share for the three months ended November 30, 2008 and 2007, as the effect of their inclusion would be antidilutive.

	Three Months Ended November 30,
	2008	2007
Warrants to purchase - common stock	1,488,989	1,488,989
Stock options	205,500	-
Convertible preferred stock	2,938,011	3,000,523
	4,652,500	4,489,512

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases space under a non-cancellable lease expiring December 1, 2010. The lease obligation based on minimum monthly rents is expected to be as follows:

FISCAL YEARS ENDED
2009	$42,890
2010	56,657
$99,547

Rent expense for the three months ended November 30, 2008 and 2007 amounted to $13,449 and $12,117, respectively.

NOTE 7 - LINE OF CREDIT

On March 25, 2008, the Company entered into an agreement with an unrelated shareholder of the Company providing for a line of credit to the Company of up to $300,000 carrying an interest rate of 9% per annum. The agreement provides that principal and interest on amounts borrowed against the line of credit is repayable nine months from the date of the execution of the agreement or earlier upon the occurrence of an event of default. The line of credit is secured by a first priority security interest in the Company’s inventories and accounts receivable. Additionally, the agreement provides the lender with an option to receive a warrant exercisable for up to 600,000 shares of the Company’s common stock (depending on the amount loaned) at an exercise price of $0.25 per share. As of November 30, 2008, the outstanding balance on the line of credit was $159,284, which includes accrued interest of $9,284. Subsequent to the end of the fiscal quarter, the Company paid down a portion of the line of credit and the line of credit was extended for a further three months (See Note 12).

NOTE 8 - STOCKHOLDERS' EQUITY

Preferred Stock

During the three months ended November 30, 2008, 1,875 shares of Series A Preferred Stock were converted into 20,833 shares of Company common stock.

During the three months ended November 30, 2008, the Company accrued dividends on its Series A Preferred Stock of $59,917 resulting in a cumulative ending balance of $625,062.

Common Stock

The Company has authorized 90,000,000 shares of common stock, par value $0.001 per share. As of November 30, 2008, the Company had 12,756,023 shares of common stock outstanding.

NOTE 9 - WARRANTS

Transactions involving the Company's warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at August 31, 2008	1,488,989	$0.53
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at November 30, 2008	1,488,989	$0.53

NOTE 10 - STOCK-BASED COMPENSATION PLANS

The Company maintains the SheerVision Inc. 2007 Stock Option Plan (the “ Plan ”) and the SheerVision Inc. 2007 Stock Option Plan for Independent and Non-Employee Directors (the “ Directors Plan ”). The maximum number of shares reserved under the Plan and Directors Plan is 3,000,000 and 200,000 shares, respectively. Through November 30, 2008, the Company has granted options exercisable for 661,000 shares and has had cancellations of 250,000 options under the Plan. As of November 30, 2008 and 2007, there were no options outstanding under the Directors Plan.

Stock option activity for the three months ended November 30, 2008 is summarized as follows:

	Number of shares	Weighted Average Exercise Price
Options outstanding at August 31, 2008	$511,000	$0.20
Granted	-	-
Forfeited or cancelled	(100,000)	0.20
Options outstanding at November 30, 2008	$411,000	$0.20

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$ 0.20 - $ 0.25	411,000	9.3	$0.20	205,500	$0.20

NOTE 11 - RELATED PARTY TRANSACTIONS

On September 22, 2008, Stephen Rochman was appointed as the Company’s interim Chief Financial Officer. Mr. Rochman is the founder of Revotech, a contract manufacturer that supplies the Company with certain components required in the production of our SheerVision products. To date, the value of purchases from Revotech has been immaterial.

NOTE 12 – SUBSEQUENT EVENTS

On December 19, 2008, the Company repaid $84,986 of principal and accrued interest due under the Company’s line of credit reducing the principal due under the line of credit to $75,000. In addition, the term of the line of credit was extended until March 19, 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Quarterly Report on Form 10-Q and the documents incorporated herein contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. When used in this quarterly report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "plan", "intend", "may", "will", "expect", "believe", "could", "anticipate", "estimate", or "continue" or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as required by law, we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this form 10-Q.

Unless the context indicates otherwise, any reference to "SheerVision", the "Company", "we", "us", "our" or the "Registrant" refers to SheerVision, Inc., a Delaware corporation, and its subsidiaries as of November 30, 2008.

Overview

SheerVision designs and sells proprietary surgical loupes and light systems for the dental, medical, and veterinary markets. Since our inception in 1999, we have rapidly established a significant base of operations through our strategic marketing programs, aggressive web presence, dedicated sales force, expansion into global markets, and commitment to new product development. Worldwide sales are achieved by sales into direct and indirect sales channels, and by strategic alliances with dental and medical partners. Exclusive partnerships with Asian component manufacturers and domestic assembly and testing facilities, allow us to provide superior quality loupes and light systems at competitive prices.

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

Our first major strategic alliance was with a large, international Japanese dental company. With momentum from sales generated from this effort, we initiated a fundamental shift in our marketing strategy, focusing primarily on indirect domestic and international sales. In fiscal year 2008, we launched two domestic alliances, allowing us to grow sales by effectively leveraging the dedicated sales forces of these two large dental companies. In addition to the expected effect this change has had on our business, we believe that it has helped minimize our exposure to, and impact of, the economic challenges currently facing other companies and industries.

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

With the sophisticated design and engineering teams currently available to us, we have the ability to not only modify and incorporate SheerVision products into other company’s offerings, but to also extend our design, engineering, and manufacturing capabilities to other company’s product development.  Toward that end, we are constantly evaluating new, small medical devices.

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

Fair Value of Financial Instruments

The estimated fair values for financial instruments under SFAS No. 107, Disclosures about Fair Value of Financial Instruments , are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. For certain of our financial instruments, including certain assets, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short term nature.

Long Lived Assets

Our management evaluates the recoverability of our long-lived assets whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Any impairment of value will be recognized as an expense in the statement of operations.

Stock-Based Compensation

In conjunction with the adoption of our stock option plans on January 25, 2007, we began accounting for stock options under the provisions of Statement of Financial Accounting Standards No. 123R,  Share-Based Payment  (“ SFAS 123R ”). SFAS 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The fair value of stock options is estimated using a Black-Scholes option valuation model. This model requires the input of subjective assumptions, including expected stock price volatility, estimated life and estimated forfeitures of each award. The fair value of equity-based awards is amortized over the vesting period of the award, and we have elected to use the straight-line method.

Recent Accounting Pronouncements

Statements of Financial Accounting Standards (SFAS):

SFAS 157, Fair Value Measurements— defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 — permits entities to choose to measure many financial instruments and certain other items at fair value.

SFAS 162. The Hierarchy of Generally Accepted Accounting Principles —. FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section, 411 The Meaning of “Present Fairly in Conformity with Generally Accepted Accounting Principles". The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. Generally Accepted Accounting Principles (GAAP).

FASB Staff Positions (FSP):

FSP FAS 142-3, Determination of the Useful Life of Intangible Assets— amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets.

FSP FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 — amends FASB Statement No. 157, Fair Value Measurements.

FSP FAS 157-2, Effective Date of FASB Statement No. 157— delays the effective date of FASB Statement No. 157, Fair Value Measurements.

FSP EITF 03-6-1, — Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.

SEC Staff Accounting Bulletin (SAB)

SAB 110 expresses the views of the SEC staff regarding the use of a “simplified” method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009.

The Company is currently evaluating the aforementioned new accounting guidance but does not believe that adoption of any of the pronouncements will have a material impact on the Company’s financial position or results of operations.

Results of Operations

The following table sets forth, for the periods indicated, financial information related to operations, as well as expressed as a percentage of our net sales:

	THREE MONTHS ENDED NOVEMBER 30,
	2008		2007
	(in thousands)
Net Sales	$1,172	100.0%	$1,124	100.0%
Cost of Goods Sold	466	38.8%	379	33.7%
Gross Profit	706	60.2%	745	66.3%
Operating Expenses
Shipping Expenses	37	3.1%	31	2.8%
Selling Expenses	297	25.4%	252	22.4%
General & Administrative Exp	294	25.1%	425	37.8%
Product Development Expenses	8	0.6%	17	1.5%
Total Operating Expenses	636	54.2%	725	64.5%
Income from Operations	70	6.0%	20	1.8%
Other Income (Expense)	(3)	(0.2)%	1	-
Provision for Income Tax	1	0.1%	1	-
Net Income	$66	5.7%	$20	1.8%

First quarter of fiscal year 2009 revenues overall were slightly lower than expected due to delays incurred in the manufacturing process of our power source that supports our LED light systems. We have contracted with additional manufacturers to increase production volume for this product in order to meet the demand on a real-time basis. We anticipate this increased level of production to start during the second quarter of fiscal year 2009.

Through cost cutting efforts in our retail sales and marketing programs we were able to post a first quarter net income of $65,807.

We continue to concentrate efforts on reducing operating costs and streamlining our sales and marketing efforts. As we focus more heavily on distributor relationships to generate sales, the exposure to escalating costs in sales and travel related expenses in the domestic retail market can be mitigated. Through large orders from a growing number of distributors, we anticipate that these efforts will continue to improve the operating income in future quarters.

We reduced the retail sales force to a level that will support those existing demographic areas producing the greatest volume of sales. The number of tradeshows for fiscal year 2009 has been scaled down as well, and several of the smaller localized shows, which in the past generated exposure to our product lines but not necessarily immediate revenues, have been eliminated. This action will also reduce excessive travel related expenses which have increased due to cost pressures in the travel industry.

Management believes that we have positioned ourselves for steady sales growth during our fiscal year 2009 and through the cost cutting measures already established, this should result in a stronger financial position during this fiscal year.

Quarter Ended November 30, 2008 Compared to the Quarter Ended November 30, 2007

Net Sales

Net Sales increased by $48,264, or 4.3%, from $1,124,098 for the quarter ended November 30, 2007 to $1,172,362 for the quarter ended November 30, 2008. This increase was directly related to our strategic shift from selling directly to end users to indirectly through international distributors, OEM and third party relationships. Although we began to experience an increase in sales as a result of this shift, the increase in unit sales has been partially offset by a decrease in sales price. During the three-month period ended November 30, 2008, OEM and distributor sales represented 62% of total sales as compared to 44% during the three-month period ended November 30, 2007.

Gross Profit

Gross profit decreased by $39,387, or 5.3%, from $745,273 for the quarter ended November 30, 2007 to $705,886 for the quarter ended November 30, 2008. Gross profit was 60.2% of net sales for the three-month period ended November 30, 2008 compared to 66.3% of net sales for the three-month period ended November 30, 2007. The decrease in gross profit and margin was attributable to a reduction in average unit sales price related to our shift from a direct sales strategy to distribution and OEM partnerships which have lower gross margins than retail sales. During the three-month period ended November 30, 2008, distributor sales represented 62% of total sales as compared to 44% during the three month period ended November 30, 2007. In addition, with the release of our new Lithium Polymer battery pack, all customers who purchased the predecessor battery pack from us were eligible for an upgrade at substantial discount. As most customers did upgrade to the new model, this resulted in a decrease in gross profit.

Operating Expenses

Operating expenses, which include shipping expenses, selling and marketing expenses, general and administrative expenses and product development decreased by $88,867, or 12.3%, to $636,304 for the quarter ended November 30, 2008 as compared to $725,171 for the quarter ended November 30, 2007.

Shipping expenses increased $5,612 or 18.1% to $36,550 or 3.1% of net sales for the quarter ended November 30, 2008 as compared to $30,938 or 2.8% of net sales for the quarter ended November 30, 2007 attributable to the global increase in transportation costs.

Selling and marketing expenses were $297,423 for the quarter ended November 30, 2008 an increase of $45,322 or 18.0%, compared to $252,101 for the quarter ended November 30, 2007. This increase is mainly related to our enhanced channel sales efforts where we instituted long-range commission and co-op marketing plans.  This increase was partially offset by a decrease in our direct sales, marketing, advertising efforts resulting in savings of $39,776.

General and administrative expenses were $294,720 for the quarter ended November 30, 2008 a decrease of $130,771, or 30.7% compared to $425,491 for the quarter ended November 30, 2007. This decrease is directly attributable to a reduction in legal expenses of $145,260 related to the defense and settlement of two competitor lawsuits alleging product copyright, trade dress and patent infringement on specific components of our surgical loupes.  This reduction in expenses was partially offset by $20,400 related to the re-institution of the Company’s bonus plan which began in fiscal year 2008.

Product development costs decreased by $9,029 or 54.3%, from $16,641 for the quarter ended November 30, 2007 to $7,612 for the quarter ended November 30, 2008. Our elevated light development activity in the quarter ended November 30, 2007, resulted in a decrease in costs as compared to the same period in fiscal year 2009. Product development costs are expected to increase in the future as we continue to expend resources to enhance our existing product lines as well as develop new products.

Income from Operations

Income from operations for the quarter ended November 30, 2008 increased by $49,480 or 246.2% to $69,582 as compared to $20,102 for the quarter ended November 30, 2007. The increase in income is mainly related to the strategic shift we initiated in fiscal year 2008 migrating from selling directly to end users to indirectly through international distributors, OEM and third party relationships. These efforts have led to significant cost savings related to shipping, marketing, advertising and travel expenses. We expect this strategic shift to help achieve continued profitability as well as allow for additional resources for continued research and development.

Other Income (Expense)

Interest expense for the quarter ended November 30, 2008 was $3,366 as compared to $0 for the quarter ended November 30, 2007. Interest income was $391 for the quarter ended November 30, 2008 as compared to $1,286 in interest income for the quarter ended November 30, 2007. These changes were related to the establishment of a line of credit which we obtained in fiscal year 2008 and the decrease in cash deposits.

Net Income (Loss)

Net income for the quarter ended November 30, 2008 was $65,807 as compared to $19,788 for the quarter ended November, 2007. Earnings per share was $0 for both of the quarters ended November, 2008 and 2007.

Liquidity and Capital Resources

We assess our liquidity by our ability to generate cash to fund operations. Significant factors in the management of liquidity are: funds generated by operations; levels of accounts receivable, inventories, accounts payable and capital expenditures; adequate lines of credit; and financial flexibility to attract long-term capital on satisfactory terms. As of November 30, 2008, we had cash and equivalents of $290,079.

To date, we have financed operations principally through lines of credit and equity capital. Our ability to generate positive operational cash flow is dependent upon increasing revenues through the sales of existing product lines. Our historical uses of cash have primarily been for operations, capital expenditures, and payments of principal and interest on outstanding debt obligations.

The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As of November 30, 2008, we had an accumulated deficit of $5,222,854 and negative working capital of $395,330.  These factors, among others, raise doubt about our ability to continue as a going concern. In response to these problems, the Company is expanding its revenue base beyond direct sales to OEM and third party sales, aggressively signing up new international distributors through our International Distributor Program and seeking third party financing.

Net cash provided by operating activities was $178,192 and $20,956 for the quarters ended November 30, 2008 and 2007, respectively. The improvement in operating cash flows was a direct result of our strategic shift from selling directly to end users to indirectly through international distributors, OEM and third party relationships. Utilization of our partner resources to market and sell our products allowed for the reduction in internal sales and marketing expenditures.

Net cash used in investing activities during the quarters ended November 30, 2008 and 2007 was $0 and $10,461, respectively.

The Company did not receive or use cash from financing activities during the quarters ended November 30, 2008 and 2007. As of November 30, 2008, the outstanding balance due under the Company's line of credit was $159,284. Subsequent to the end of the first quarter of 2009, the Company repaid $84,986 of principal and accrued interest due under its line of credit reducing the principal due to $75,000. The Company also owes as of November 30, 2008 accrued dividends on Series A Preferred Stock in the amount of $625,062 which is not anticipated to be paid within the next 12 months.

Contractual Obligations

We lease space under a non-cancellable lease expiring December 1, 2010. The lease obligation based on minimum monthly rents is expected to be as follows:

Fiscal Years Ended
2009	42,890
2010	56,657
$99,547

Rent expense for the quarters ended November 30, 2008 and 2007 was $13,449, and $12,117, respectively.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4 CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

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

On November 25, 2008, a holder of 1,875 shares of our Series A Preferred Stock converted such shares into 20,833 shares of our common stock.  We believe that such transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof and/or Rule 506 of Regulation D promulgated thereunder.

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

SHEERVISION, INC.
Registrant
Dated: January 13, 2008

/s/ Suzanne Lewsadder
Suzanne Lewsadder, Chief Executive Officer

Date: January 13, 2009	/s/ Stephen Rochman
Stephen Rochman, Interim Chief Financial Officer