Form 10-Q
period 2009-02-28
SHEERVISION, INC.
filed 2009-04-14
CIK 1096187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended February 28, 2009

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of April 8, 2009: 12,756,023 shares outstanding of the Company’s common stock, par value, $.001

Transitional Small Business Disclosure Format (check one):
Yes ☐  No ☒

ITEM 1. FINANCIAL STATEMENTS

PART 1. FINANCIAL INFORMATION

SheerVision, Inc. and Subsidiary
Consolidated Balance Sheets

	February 28, 2009	August 31, 2008
	(Unaudited)	(Audited)

Assets

Assets:
Cash	$70,158	$111,887
Accounts receivable	179,099	399,950
Inventory	326,617	254,052
Prepaid expenses and other current assets	113,932	45,387
Total Current Assets	689,806	811,276

Property and equipment, net	137,093	141,894

Intangible assets, net	7,234	7,520

Total Assets	$834,133	$960,690

Liabilities and Stockholders' Deficit

Liabilities:
Accounts payable	$282,737	$423,180
Accrued expenses and other current liabilities	96,360	84,269
Accrued dividends - Series A convertible preferred stock	684,979	565,145
Line of credit	75,000	150,000
Total Current Liabilities	1,139,076	1,222,594

Stockholders' Deficit:
Preferred stock, Series A, 9% cumulative convertible, ($0.001 par value,
$10 per share stated value, liquidation preference of $3,329,189, 350,000 shares authorized,
264,421 and 266,296 issued and outstanding)	264	266
Common stock, ($0.001 par value, 90,000,000 shares authorized,
12,756,023 and 12,735,190 shares issued and outstanding)	12,756	12,735
Additional paid in capital	4,959,836	4,953,839
Accumulated deficit	(5,277,799)	(5,228,744)
Total Stockholders' Deficit	(304,943)	(261,904)

Total Liabilities and Stockholders' Deficit	$834,133	$960,690

See accompanying notes to financial statements

SheerVision, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended February 28 and 29		For the Six Months Ended February 28 and 29,
	2009	2008	2009	2008

Sales - net	$871,360	$827,147	$2,043,722	$1,951,245

Cost of sales	339,929	323,041	806,406	701,866

Gross profit	531,431	504,106	1,237,316	1,249,379

Operating expenses:
General and administrative expenses	385,611	369,720	675,342	795,211
Selling and marketing	225,739	244,111	526,856	496,212
Product development	9,880	14,022	17,492	30,663
Shipping	30,017	32,345	67,860	63,283
Total operating expenses	651,247	660,198	1,287,550	1,385,369

Loss from operations	(119,816)	(156,092)	(50,234)	(135,990)

Other income (expense)
Interest income	5	1,116	396	2,402
Other income	126,797	-	126,797	-
Interest expense	(2,016)	-	(5,382)	-
Total other income - net	124,786	1,116	121,811	2,402

Income (loss) before provision for income taxes	4,970	(154,976)	71,577	(133,588)

Provision for income taxes	-	-	800	1,600

Net income (loss)	$4,970	$(154,976)	$70,777	$(135,188)

Less: Preferred stock dividends - Series A convertible
preferred stock	(59,917)	(60,180)	(119,834)	(120,941)

Net loss applicable to common shareholders	$(54,947)	$(215,156)	$(49,057)	$(256,129)

Net loss per share - basic and diluted	$(0.00)	$(0.02)	$(0.00)	$(0.02)

Weighted average number of shares outstanding
during the period - basic and diluted	12,756,023	12,722,827	12,746,240	12,708,175

See accompanying notes to financial statements

SheerVision, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended February 28 and 29,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$70,777	$(135,188)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	21,095	15,373
Stock based compensation	6,016
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	220,851	3,417
Inventory	(72,565)	54,718
Prepaid expenses and other current assets	(68,545)	(37,282)
Increase (Decrease) in:
Accounts payable	(140,443)	48,936
Accrued expenses and other current liabilities	12,091	1,578
Net Cash Provided by (Used in) Operating Activities	49,277	(48,448)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(16,006)	(10,461)
Net Cash Used in Investing Activities	(16,006)	(10,461)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment on line of credit	(75,000)	-
Net Cash Used in Financing Activities	(75,000)	-

Net Increase (Decrease) in Cash	(41,729)	(58,909)

Cash and Cash Equivalents - Beginning of Period	111,887	265,262

Cash and Cash Equivalents - End of Period	$70,158	$206,353

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$-	$1,600
Interest	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued preferred stock dividends - Series A	$119,834	$120,941
Issuance of common stock in connection with conversion of Series A convertible preferred stock	$21	$41

See accompanying notes to financial statements

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
February 28, 2009
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the full year.

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the fiscal year ended August 31, 2008.  The interim results for the period ended February 28, 2009 are not necessarily indicative of the results for the full fiscal year.

NOTE 2 – ORGANIZATION, NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

SheerVision, Inc. (the “Company”), a Delaware corporation, designs and sells surgical loupes, light systems and related optical products for the dental, medical and veterinary markets. Through its exclusive arrangements with manufacturers based in Asia, it can provide these surgical loupes and light systems directly to end-users at substantially lower prices than similar competitors' products. The Company has also recently negotiated favorable terms with multiple United States manufacturers, and is currently manufacturing a number of products domestically.

Principles of Consolidation

All significant intercompany accounts and transactions have been eliminated in consolidation.

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition and rapid technological change and is in a state of fluctuation as a result of the credit crisis occurring in the United States.  The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, and regulatory risks including the potential risk of business failure.

Also see Note 3 regarding going concern matters.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At February 28, 2009 and August 31, 2008, respectively, the balance did not exceed the federally insured limit.

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
February 28, 2009
(Unaudited)

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable represent balances due from customers for the sale of the Company’s products. An allowance for doubtful accounts is provided for those accounts receivable considered to be potentially uncollectible, based upon historical experience and management’s evaluation of outstanding accounts receivable at each reporting period. At February 28, 2009 and August 31, 2008, respectively, there was no allowance required.

Inventory

Inventory is valued at the lower of cost or market, determined on a first-in, first-out basis. At February 28, 2009 and August 31, 2008, respectively, inventory consisted of finished goods and raw materials. At February 28, 2009, the Company only purchased inventory as finished goods and no longer carries raw materials as inventory.  Because of the technical nature of the products, the Company may be exposed to a number of factors that could result in portions of its inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes in its markets, competitive pressures in products and prices, and the introduction of new product lines. The Company regularly evaluates its ability to realize the value of its inventory based on a combination of factors, including historical usage rates, forecasted sales, product life cycles, and market acceptance of new products. When inventory that is obsolete or in excess of anticipated usage is identified, it is written down to realizable value or an inventory valuation reserve is established.

For the three and six months ended February 28, 2009, and for the year ended August 31, 2008, respectively, the Company did not record any write-downs to net realizable value for obsolescence.

Long Lived Assets

In accordance with Statement of Financial Statements SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, the Company carries long-lived assets at the lower of the carrying amount or fair value. Impairment is evaluated by estimating future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flow is less than the carrying amount of the assets, an impairment loss is recognized. Fair value, for purposes of calculating impairment, is measured based on estimated future cash flows, discounted at a market rate of interest.  There were no impairment losses recorded during the three and six months ended February 28, 2009.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including accounts receivable, inventory, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities, and line of credit payable, approximate fair value due to the relatively short period to maturity for these instruments.

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
February 28, 2009
(Unaudited)

Revenue Recognition

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 for revenue recognition.  The Company’s surgical loupes and lighting products need no installation and are ready for use upon receipt by the customer.

The Company records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) the product is delivered, (3) the sales price to the customer is fixed or determinable, and (4) collectibility is reasonably assured.  Products sold are delivered by shipments made through common carrier and revenue is recognized upon shipment to the customer.  Discounts and sales incentives are recognized as a reduction of revenue at the time of sale.  The Company offers an unconditional satisfaction guarantee for a 30 day period and permits product returns within 30 days of purchase, at which time returns are accepted and refunds are made.  Historically, returns have been minimal. The Company has evaluated the criteria under SFAS No. 48, “Revenue Recognition when Right of Return Exists” and has determined that recognition of revenue on the date of shipment is appropriate.  As a result, management has determined that no reserve is required. Shipping charges and special orders are nonrefundable.

Cost of Sales

Cost of sales represents costs directly related to the production and sale of the Company’s products. Primary costs include raw materials, direct labor, payroll, commissions and rental charges.

Advertising

In accordance with Accounting Standards Executive Committee Statement of Position 93-7, (“SOP 93-7”) costs incurred for producing and communicating advertising of the Company, are charged to operations as incurred.

Advertising expense has been included in the statement of operations as selling and marketing expense.

Product Development

The Company expenses all product development costs as incurred for which there is no alternative future use.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities be recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

The Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company’s tax positions and tax benefits, which may require periodic adjustments. At February 28, 2009, the Company did not record any liabilities for uncertain tax positions.

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
February 28, 2009
(Unaudited)

Earnings per Share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share” (“SFAS No. 128”). SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise or conversion of stock options, warrants and convertible preferred stock. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. As of February 28, 2009, the Company had 1,488,989 warrants, 2,938,011 convertible preferred stock shares, and 411,000 stock options shares that could potentially dilute future earnings (loss) per share; hence, they have been excluded from diluted earnings (loss) per share and diluted earnings (loss) per share is not presented, as the Company reflects a net loss and the effect of considering any common stock equivalents if outstanding would have been anti-dilutive.

Segment Information

The Company follows Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information”.  During 2009 and 2008, respectively, the Company only operated in one segment; therefore, segment information has not been presented.

Stock-Based Compensation

All share-based payments to employees are recorded and expensed in the statement of operations as applicable under SFAS No. 123(R) “Share-Based Payment”.  SFAS No. 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including grants of employee stock options based on estimated fair values.  The Company has used the Black-Scholes option-pricing model to estimate grant date fair value for all option grants.

Share-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the year, less expected forfeitures.  SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary in subsequent periods if actual forfeitures differ from those estimates.

Non-Employee Stock Based Compensation

Stock-based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force Issue EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”).

Recent Accounting Pronouncements

Other accounting standards have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption. No additional new pronouncements are applicable at February 28, 2009.

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
February 28, 2009
(Unaudited)

Reclassifications

Certain amounts in the fiscal year 2008 financial statements have been reclassified to conform to the fiscal year 2009 presentation.  The results of these reclassifications did not materially affect financial position, results of operations or cash flows.

NOTE 3 – GOING CONCERN CONSIDERATIONS

As reflected in the accompanying financial statements, the Company has a working capital deficit of $449,270, an accumulated deficit of $5,277,799 and a stockholders’ deficit of $304,943 at February 28, 2009.

For the six months ended February 28, 2009, the Company reflects net income and net cash provided by operating activities; however, the Company does not yet have history of financial stability or sources of cash that can be relied upon to sustain operations for current and expected future growth.

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

In response to these problems, management has taken the following actions:

•	the Company is expanding its revenue base beyond direct sales to OEM and third party sales;

•	the Company is aggressively signing up new international distributors through its International Distributor Program; and

•	the Company is seeking third party financing.

NOTE 4 - INVENTORY

Inventory consists of the following at February 28, 2009 and August 31, 2008:

	February 28, 2009 (unaudited)	August 31, 2008 (audited)
Finished goods	$326,617	$249,802
Raw materials	-	4,250
Total	$326,617	$254,052

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
February 28, 2009
(Unaudited)

NOTE 5 - PROPERTY AND EQUIPMENT

At February 28, 2009 and August 31, 2008, respectively, property and equipment consisted of the following:

	Estimated Useful Lives	February 28, 2009 (unaudited)	August 31. 2008 (audited)
Manufacturing equipment	7 years	$164,646	$148,640
Office and computer equipment	5 years	49,438	49,437
Leasehold improvement	15 years	7,179	7,179
		221,263	205,257
Less: accumulated depreciation		(84,170)	(63,362)
Property and equipment - net		$137,093	$141,894

Depreciation and amortization expense for the three and six months ended February 28, 2009 amounted to $10,371 and $7,597, respectively and for the three and six months ended February 29, 2008 amounted to $20,326 and $15,809, respectively.

NOTE 6 - INTANGIBLE ASSETS

During the year ended August 31, 2007, the Company filed for patent protection with the United States Patent and Trademark Office for certain developed technologies. The Company used this patent to produce a product line for the Company, and as of February 28, 2009, there is no known impairment to this patent.

The cost incurred by the Company was $8,562, which is being amortized on a straight-line basis over a period of 15 years and is stated net of accumulated amortization of $1,328 and $757 at February 28, 2009 and February 29, 2008, respectively. Amortization expense for the three and six months ended February 28, 2009 and February 29, 2008 was $625, $0, $767, and $0, respectively.

NOTE 7 - LINE OF CREDIT

On March 25, 2008, the Company entered into an agreement with an unrelated shareholder of the Company providing for a line of credit to the Company of up to $300,000 with an interest rate of 9%. The agreement provides that principal and interest on amounts borrowed against the line of credit are due nine months from the date of the execution of the agreement or earlier upon the occurrence of an event of default. The line of credit is secured by a first priority security interest in the Company’s inventory and accounts receivable. The agreement was subsequently amended to extend the term until June 19, 2009. Additionally, the agreement, as amended, provides the lender with an option to receive a warrant exercisable for up to 150,000 shares of the Company’s common stock  at an exercise price of $0.075 per share.

On December 19, 2008, the Company repaid $84,986 of principal and accrued interest due under the Company’s line of credit, reducing the principal due under the line of credit to $75,000.

As of February 28, 2009, the outstanding balance on the line of credit was $76,313, which includes accrued interest of $1,313.

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
February 28, 2009
(Unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Litigations, Claims and Assessments

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business.

In December 2008, the Company received $126,797 from an insurance carrier for a previously settled lawsuit, representing a partial reimbursement of legal fees.

NOTE 9 - STOCKHOLDERS' DEFICIT

Common Stock Issuances

During the six months ended February 29, 2008, 3,750 shares of preferred stock were converted into 41,667 shares of Company common stock. The conversion price was determined by taking the stated value of $10 per share and dividing by a conversion price of $0.90 per share. The transaction was accounted for at par value with no resulting gain or loss on conversion.

During the six months ended February 28, 2009, 1,875 shares of preferred stock were converted into 20,833 shares of common stock. The conversion price was determined by taking the stated value of $10 per share and dividing by a conversion price of $0.90 per share. The transaction was accounted for at par value with no resulting gain or loss on conversion.

Warrants

The following is a summary of the Company’s warrant activity:
	Warrants	Weighted Average Exercise Price
Outstanding – August 31, 2007 (audited)	1,488,989	$0.53
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding – August 31, 2008 (audited)	1,488,989	$0.53
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding – February 28, 2009 (unaudited)	1,488,989	$0.53
Exercisable – February 28, 2009 (unaudited)	1,488,989	$0.53

Warrants Outstanding				Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.28 - $1.00	1,488,989	0.53 years	$0.53	1,488,989	$0.53

At February 28, 2009 and August 31, 2008, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
February 28, 2009
(Unaudited)

Stock Options

The Company maintains the SheerVision Inc. 2007 Stock Option Plan (the “Plan”) and the SheerVision Inc. 2007 Stock Option Plan for Independent and Non-Employee Directors (the “Directors Plan”). The maximum number of shares reserved under the Plan and Directors Plan is 3,000,000 and 200,000 shares, respectively. Through February 28, 2009, the Company has granted options for 661,000 shares and has had cancellations of 250,000 option shares under the Plan. As of February 28, 2009 and February 29, 2008, there were no options outstanding under the Directors Plan.

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price
Outstanding – August 31, 2007 (audited)	-	$-
Granted	661,000	0.20
Exercised	-	-
Forfeited	(150,000)	$0.20
Outstanding – August 31, 2008 (audited)	511,000	$0.20
Granted	-	-
Exercised	-	-
Forfeited	(100,000)	$0.20
Outstanding – February 28, 2009 (unaudited)	411,000	$0.20
Exercisable – February 28, 2009 (unaudited)	411,000	$0.20
Weighted average fair value of options granted during the period ended February 28, 2009	-	$-
Weighted average fair value of options exercisable at February 28, 2009	$84,000	$0.20

Options Outstanding
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.20-$0.25	411,000	9.08 years	$0.20

Options Exercisable
Range of exercise price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.20-$0.25	411,000	9.08 years	$0.20

At February 28, 2009 and August 31, 2008, the total intrinsic value of options outstanding and exercisable was $0 and $0, respectively.

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
February 28, 2009
(Unaudited)

The following summarizes the activity of the Company’s stock options that have not vested for the six months ended February 28, 2009:

	Options	Weighted Average Grant Date Fair Value
Outstanding – August 31, 2007 (audited)	-	-
Granted	661,000	$0.20
Vested	(205,500)	0.20
Cancelled or forfeited	(150,000)	0.20
Outstanding – August 31, 2008 (audited)	305,500	$0.20
Granted	-	-
Vested	(205,500)	0.20
Cancelled or forfeited	(100,000)	0.20
Outstanding – February 28, 2009 (unaudited)	-	$-

Total unrecognized share-based compensation expense from non-vested stock options at February 28, 2009 was $0.

Convertible Preferred Stock

The Company’s outstanding Series A, cumulative convertible preferred stock has the following provisions, rights and preferences:

(1)	Dividends
a.
Cash dividends at the rate of 9% per year, and are payable on June 30 and December 31 each year.  If there are not sufficient funds to pay these dividends, the Company will continue to accrue until such funds are available for payout.

b.
Accrued unpaid dividends are payable out of funds legally available on any of the following dates: (i) date of a liquidation event, or (ii) upon conversion of the underlying convertible preferred stock. During 2009, the Company did not have sufficient funds to repay the accrued dividends on the convertible preferred shares that were converted into common shares.  The accrued dividends remain as a current liability.

c.
During the three and six months ended February 28, 2009, the Company accrued dividends on its preferred stock of $59,917 and $119,834, respectively, resulting in a cumulative balance of $684,979 in accrued dividends.

(2)
Voting - voted with the common stock on an as converted basis based upon the number of shares of common stock into which the convertible preferred stock is convertible into at the record date for any stockholder action.

(3)	Stated value is $10 per share.
(4)	Liquidation rights
a.	Convertible preferred stock holders are senior to any other classes of stock in liquidation. These will be paid equivalent to $10 per share.
b.
If traded on a national exchange, the value shall be equal to the average of the closing prices of the securities over a 30 day period ending 3 days prior to the date of the relevant liquidation payment.

(5)	Conversion price
a.	$0.90 per share, after giving effect for the stated value per share of $10 per share.
b.
In the event that the closing price for the common shares shall equal or exceed 200% of the then effective conversion price for 15 of any 30 immediately preceding consecutive trading days, the preferred stock shall convert automatically.

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
February 28, 2009
(Unaudited)

NOTE 10 – CONCENTRATIONS OF CREDIT RISK

Statement of Position 94-6 (SOP 94-6), “Disclosure of Certain Significant Risks and Uncertainties”, addresses corporate vulnerability to concentrations.

Accounts Receivable

Customer	February 28, 2009	August 31, 2008
A	51%	86%
B	28%	-

Sales – net

Customer	February 28, 2009	February 29, 2008
A	40%	37%

Accounts Payable

Vendor	February 28, 2009	August 31, 2008
A	23%	43%

Purchases

Vendor	February 28, 2009	February 29, 2008
A	23%	25%
B	4%	12%
C	7%	12%

NOTE 11 – INCOME TAXES

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

The Company's deferred tax assets at February 28, 2009 and February 29, 2008 is comprised of the following components:

	February 28, 2009 and February 29, 2008
	2009	2008
Net operating loss carry forwards	$1,448,550	$928,092
Less: Valuation allowance	(1,448,550)	(928,092)
Net deferred tax asset	$-	$-

The provision for income taxes is summarized as follows:

		February 28, 2009 and February 29, 2008
		2009	2008
Current	- federal	$-	$-
	- state	800	1,600
		800	1,600

Deferred	- federal	-	-
	- state	-	-
		-	-

Total provision		$800	$1,600

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

Unless the context indicates otherwise, any reference to "SheerVision", the "Company", "we", "us", "our" or the "Registrant" refers to SheerVision, Inc., a Delaware corporation, and its subsidiaries as of February 28, 2009.

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

Our first major strategic alliance was with a large, international Japanese dental company. With momentum from sales generated from this effort, we initiated a fundamental shift in our marketing strategy, focusing primarily on indirect domestic and international sales. Through our aggressive marketing strategies, we continue to identify viable international dealers while at the same time we continue to be approached by a number of international distributors. In addition to the expected effect this change has had on our business, we believe that it has helped minimize our exposure to, and impact of, the current economic challenges currently facing other companies and industries.

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market and consists of finished goods. Materials associated with the manufacturing of our product lines are readily available within the US and international markets with relatively short ordering cycles and therefore inventory on hand normally represents a two to three month selling cycle. Inventory valuations depend on quantities on hand, sales history and expected near term sales prospects. On a regular basis, we evaluate inventory balances for excess quantities and obsolescence by analyzing estimated demand, inventory on hand, sales levels and other information. Based on these evaluations, inventory balances are reduced, if necessary.

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

SFAS 162, The Hierarchy of Generally Accepted Accounting Principles — FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section, 411 The Meaning of “Present Fairly in Conformity with Generally Accepted Accounting Principles". The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. Generally Accepted Accounting Principles (GAAP).

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

FSP FAS 157-2, Effective Date of FASB Statement No. 157— delays the effective date of FASB Statement No. 157, Fair Value Measurements.

FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.

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

Results of Operations

The following table sets forth, for the periods indicated, financial information related to operations, as well as expressed as a percentage of our net sales:

	SIX MONTHS ENDED February 28, 2009 and February 29, 2008
	(in thousands)
	2009		2008

Net Sales	$2,043	100.0%	$1,951	100.0%
Cost of Goods Sold	806	39.0%	702	36.0%
Gross Profit	1,237	61.0%	1,249	64.0%
Operating Expenses
Shipping Expenses	68	3.4%	63	3.2%
Selling Expenses	527	25.9%	496	25.4%
General & Administrative Exp	675	33.0%	795	40.8%
Product Development Expenses	17	1.1%	31	1.6%
Total Operating Expenses	1,287	63.0%	1,385	71.0%
Income (Loss) from Operations	(50)	(2.4)%	(136)	(7.0)%
Other (Income)/Expense	122	5.9% %	(2)	0.1
Provision (Benefit) for Income Tax	1	-	1	0.0
Net Income (Loss)	$71	3.5%	$(135)	(6.90)%

Second quarter of fiscal year 2009 revenues overall were higher than expected due to continued strong sales of our LED light systems. After adding a new manufacturer capable of producing the quantity of LED lighting systems currently demanded by our customers, we have been able to reduce the time it takes to fulfill orders for the LED light systems. However, second quarter revenues were adversely affected by the normal seasonal slump in December and early January, and total revenue for the quarter was consequently lower than in the first quarter.

Continued cost containment efforts that dramatically lowered sales and marketing and general and administrative expenses and a large payment from our insurer representing partial reimbursement of legal fees allowed us to report second quarter net income of $4,970.

We continue to concentrate efforts on reducing operating costs and streamlining our sales and marketing efforts. As we focus more heavily on distributor relationships to generate sales, the exposure to escalating costs in sales and travel related expenses in the domestic retail market is being mitigated. Through large orders from a growing number of distributors, we anticipate that these efforts will continue to improve the operating income in future quarters.

We reduced the retail sales force to a level that will support those existing demographic areas producing the greatest volume of sales. The number of tradeshows for 2008-2009 has been scaled down as well, and several of the smaller localized shows, which in the past generated exposure to our product lines but not necessarily immediate revenues, have been eliminated. This action will also reduce excessive travel related expenses which have increased due to cost pressures in the travel industry.

Management believes that we have positioned ourselves for steady sales growth during our fiscal year 2009 and through the cost cutting measures already established, this should result in a stronger financial position during this fiscal year.

Six Months Ended February 28, 2009 Compared to the Six Months Ended February 29, 2008

Net Sales

Net Sales increased by $92,477 or 4.7%, from $1,951,245 for the six months ended February 29, 2008 to $2,043,722 for the six months ended February 28, 2009. This increase was directly related to our strategic shift from selling directly to end users to indirectly through international distributors, OEM and third party relationships. In addition, we have experienced a significant increase in the sales of our LED light systems that offset decreases in sales of our optical devices through all of our channels of distribution.

Gross Profit

Gross profit decreased by $12,063 or 1.0%, from $1,249,379 for the six months ended February 29, 2008 to $1,237,316 for the six months ended February 28, 2009. Gross margin was 61% of net sales for the six-month period ended February 28, 2009 compared to 64% of net sales for the six-month period ended February 29, 2008. The decrease in gross profit and margin was attributable to a physical inventory adjustment for TTL parts to reflect actual parts owned by the Company. This one-time adjustment reduced cost of goods sold by about $29,000 and increased inventory by the same amount. New inventory controls in place should prevent such one-time adjustments in the future.

Operating Expenses

Operating expenses, which include shipping expenses, selling and marketing expenses, general and administrative expenses and product development decreased by $97,819, or 7.1%, to $1,287,550 for the six months ended February 28, 2009 as compared to $1,385,369 for the six months ended February 29, 2008.

Shipping expenses increased by $4,577 or 7.2% to $67,860 or 3.3% of net sales for the six months ended February 28, 2009 as compared to $63,283 or 3.2% of net sales for the six months ended February 29, 2008 attributable to escalating transportation costs from increases in oil prices during the first quarter of fiscal 2009.

Selling and marketing expenses were $526,856 for the six months ended February 28, 2009, a decrease of $30,644 or 6.2%, compared with $496,212 for the six months ended February 29, 2008. This decrease was mainly related to our changes that reduced our direct sales force and increased use of OEM distributors and dealers.

General and administrative expenses were $675,342 for the six months ended February 28, 2009 a decrease of $119,869, or 15.1% compared to $795,211 for the six months ended February 29, 2008. This decrease is attributable to the reduction in legal expenses related to the defense and settlement of two competitor lawsuits alleging product copyright, trade dress and patent infringement on specific components of our surgical loupes.

Product development costs decreased by $13,171 or 43%, from $30,663 for the six months ended February 29, 2008 to $17,492 for the six months ended February 28, 2009. Our elevated light development activity in the six months ended February 29, 2008, resulted in a decrease in costs as compared to the same period in 2009. Product development costs are expected to increase in the future as we continue to expend resources to enhance our existing product lines as well as develop new products.

Income (Loss) from Operations

Loss from operations for the six months ended February 28, 2009 decreased by $85,756 or 63.1% to $50,234 as compared to $135,990 for the six months ended February 29, 2008. The reduction in loss from operations during what is traditionally a seasonal low for us is related to the continuing refinement of our business model to reflect the changing distribution channel strategy and the one-time impact of the settlement of legal actions. These efforts have led to significant cost savings related to shipping, marketing, sales and customer service labor, and travel expenses. We anticipate improved operating profit performances in the upcoming quarters related to these changes.

Other Income (Expense)

Interest expense for the six months ended February 28, 2009 was $5,382 as compared to $2,402 in interest income for the quarter ended February 29, 2008. These changes reflected the use of a line of credit established in fiscal year 2008 that was partially tapped during the second quarter of fiscal year 2009. During the second quarter of 2009 we received a one-time payment of $126,797 for an insurance settlement arising out of a claim filed by us partially reimbursing legal expenses incurred in the defense of a competitor lawsuit.

Net Income (Loss)

Net income for the six months ended February 28, 2009 was $70,777 compared with a net loss of $135,188 for the six months ended February 29, 2008. Earnings per share were $0.00 for the six months ended February 28, 2009, compared with a loss per share of $0.02 for the six months ended February 28, 2008.

Three Months Ended February 28, 2009 Compared to the Three Months Ended February 29, 2008

Net Sales

Net Sales increased by $44,213 or 5.3%, from $827,147 for the three months ended February 29, 2008 to $871,360 for the three months ended February 28, 2009. This increase was directly related to our strategic shift from selling directly to end users to indirectly through international distributors, OEM and third party relationships. In addition, we have experienced a significant increase in the sales of our LED light systems that offset decreases in sales of our optical devices through all of our channels of distribution.

Gross Profit

Gross profit increased by $27,325, or 5.4%, from $504,106 for the three months ended February 29, 2008 to $531,431 for the three months ended February 28, 2009. Gross margin was 61% of net sales for the three-month period ended February 28, 2009 compared to 61% of net sales for the three-month period ended February 29, 2008. The increase in gross profit and margin was attributable to a physical inventory adjustment for TTL parts to reflect actual parts owned by the Company. This one-time adjustment reduced cost of goods sold by about $29,000 and increased inventory by the same amount. New inventory controls in place should prevent such one-time adjustments in the future.

Operating Expenses

Operating expenses, which include shipping expenses, selling and marketing expenses, general and administrative expenses and product development decreased by $8,951, or 1.4%, to $651,247 for the three months ended February 28, 2009 as compared to $660,198 for the three months ended February 29, 2008.

Shipping expenses decreased $2,328 or 7.2% to $30,017 or 3.4% of net sales for the three months ended February 28, 2009 as compared to $32,345 or 3.9% of net sales for the three months ended February 29, 2008 attributable to a reduction in previously escalating transportation costs from increases in oil prices.

Selling and marketing expenses were $225,739 for the three months ended February 28, 2009, a decrease of $18,732 or 7.5%, compared with $244,111 for the three months ended February 29, 2008. This decrease was mainly related to our changes that reduced our direct sales force and increased use of OEM distributors and dealers.

General and administrative expenses were $385,611 for the three months ended February 28, 2009, an increase of $15,891, or 4.3% compared to $369,720 for the quarter ended February 29, 2008. This increase is attributable to a change in the structure of the compensation packages for the officers of the Company that increases the base salary and reduces the bonus pool.

Product development costs decreased by $4,142 or 29.5%, from $14,022 for the three months ended February 29, 2008 to $9,880 for the three months ended February 28, 2009. Our elevated light development activity in the three months ended February 28, 2008 resulted in a decrease in costs as compared to the same period in 2009. Product development costs are expected to increase in the future as we continue to expend resources to enhance our existing product lines as well as develop new products.

Income (Loss) from Operations

Loss from operations for the quarter ended February 28, 2009 decreased by $36,276 or 23.2% to $119,816 as compared to $156,092 for the quarter ended February 29, 2008. The reduction in loss from operations during what is traditionally a seasonal low for us is related to the continuing refinement of our business model to reflect the changing distribution channel strategy and the one-time impact of the settlement of legal actions. These efforts have led to significant cost savings related to shipping, marketing, sales and customer service labor, and travel expenses. We anticipate dramatically improved operating profit performances in the upcoming quarters related to these changes.

Other Income (Expense)

Interest expense for the three months ended February 28, 2009 was $2,011 as compared to $1,116 in interest income for the quarter ended February 29, 2008. These changes reflected the use of a line of credit established in fiscal year 2008 that was partially tapped during the second quarter of fiscal year 2008.  During the second quarter of 2009 we received a one-time payment of $126,797 for an insurance settlement arising out of a claim filed by us, partially reimbursing legal expenses incurred in the defense of a competitor lawsuit.

Net Income (Loss)

Net income for the three months ended February 28, 2009 was $4,970 compared with a net loss of $154,976 for the quarter ended February 29, 2008. Earnings per share were $0.00 for the three months ended February 28, 2009, compared with a loss per share of $0.02 for the three months ended February 29, 2008.

Liquidity and Capital Resources

We assess our liquidity by our ability to generate cash to fund operations. Significant factors in the management of liquidity are: funds generated by operations; levels of accounts receivable; inventories, accounts payable and capital expenditures; adequate lines of credit; and financial flexibility to attract long-term capital on satisfactory terms. As of February 28, 2009, we had cash of $70,158.

To date, we have financed operations principally through lines of credit and equity capital. Our ability to generate positive operational cash flow is dependent upon increasing revenues through the sales of existing product lines. Our historical uses of cash have primarily been for operations, capital expenditures, and payments of principal and interest on outstanding debt obligations.

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As of February 28, 2009, we had an accumulated deficit of $5,277,799 and negative working capital of $449,270.  These factors, among others, raise doubt about our ability to continue as a going concern. In response to these problems, the Company is expanding its revenue base beyond direct sales to OEM and third party sales, aggressively signing up new international distributors through our International Distributor Program and seeking third party financing.

Net cash provided by operating activities was $49,277 and net cash used in operating activities was $48,448 for the six months ended February 28, 2009 and February 29, 2008, respectively. The improvement in operating cash flows was a direct result of our strategic shift from selling directly to end users to indirectly through international distributors, OEM and third party relationships. Utilization of our partner resources to market and sell our products allowed for the reduction in internal sales and marketing expenditures.

Net cash used in investing activities during the six months ended February 28, 2009 and February 29, 2008 was $16,006 and $10,461, respectively. These expenditures were mainly related to the purchase of capital equipment.

Net cash used in financing activities during the six months ended February 28, 2009 and February 29, 2008 was $75,000 and $0, respectively. As of February 28, 2009, the outstanding balance due under our line of credit was $76,313. We also owe as of February 28, 2009 accrued dividends on Series A Preferred Stock in the amount of $684,979 which is not anticipated to be paid within the next 12 months.

Contractual Obligations

We lease space under a non-cancellable lease expiring December 1, 2010. The lease obligation based on minimum monthly rents is expected to be as follows:

Fiscal Years Ended
2009	26,898
2010	56,657
$83,555

Rent expense for the six months ended February 28, 2009 and February 29, 2008 was $26,898, and $25,566, respectively.

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

ITEM 4T CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms; and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The following disclosure would have otherwise been filed on Form 8-K under the heading “Item 5.02 - Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangement of Certain Officers”:

 On April 14, 2009, our Board of Directors terminated the appointment of Steve Rochman as our Interim Chief Financial Officer. On the same day, our Board of Directors appointed Patrick Adams as our Chief Financial Officer, effective immediately.

Mr. Adams, aged 51, was previously Chief Financial Officer for Dualstar Entertainment Group, Inc. from 2007 until 2008 and for Performance Publishing Group, Inc. from 1994 until 2007. He has over 25 years of experience in operational finance and accounting positions. Prior to his position at Performance Publishing Group, Inc. he held management positions in large, publicly held companies including Northwest Natural Gas Company (NYSE), The Times Mirror Company (NYSE), and Knott’s Berry Farm. He holds a Master of Business Administration degree from American University in Washington, D.C. and a Bachelor of Arts degree from Duke University in Durham, North Carolina.

 We agreed to employ Mr. Adams at a salary of $100,000 per annum. Mr. Adams is also entitled to contributions to medical insurance and other standard employee benefits in accordance with our practices for other management personnel.

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

SHEERVISION, INC. Registrant
Dated: April 14, 2009

/s/ Suzanne Lewsadder
Suzanne Lewsadder,
Chief Executive Officer

Date: April 14, 2009	/s/ Patrick Adams
Patrick Adams, Chief Financial Officer