Form 10-Q
period 2009-05-31
SHEERVISION, INC.
filed 2009-07-15
CIK 1096187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended May 31, 2009

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

Yes ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of July 1, 2009: 12,756,023 shares outstanding of the Company’s common stock, par value, $.001

Transitional Small Business Disclosure Format (check one):
Yes ☐  No ☒

ITEM 1. FINANCIAL STATEMENTS

SheerVision, Inc. and Subsidiary
Consolidated Balance Sheets

	May 31, 2009	August 31, 2008
	(Unaudited)	(Audited)

Assets

Assets:
Cash	$88,772	$111,887
Accounts receivable	163,720	399,950
Inventory	362,704	254,052
Prepaid expenses and other current assets	90,445	45,387
Total Current Assets	705,641	811,276

Property and equipment, net	138,945	141,894
		-
Intangible assets, net	7,091	7,520

Total Assets	$851,677	$960,690

Liabilities and Stockholders' Deficit

Liabilities:
Accounts payable	$330,158	$423,180
Accrued expenses and other current liabilities	115,875	84,269
Accrued dividends - Series A convertible preferred stock	744,896	565,145
Line of credit	75,000	150,000
Total Current Liabilities	1,265,929	1,222,594

Stockholders' Deficit:
Preferred stock, Series A, 9% cumulative convertible, ($0.001 par value, $10 per share stated value, liquidation preference of $3,389,106, 350,000 shares authorized, 264,421 and 266,296 issued and outstanding)	264	266
Common stock, ($0.001 par value, 90,000,000 shares authorized, 12,756,023 and 12,735,190 shares issued and outstanding)	12,756	12,735
Additional paid in capital	4,972,954	4,953,839
Accumulated deficit	(5,400,226)	(5,228,744)
Total Stockholders' Deficit	(414,252)	(261,904)

Total Liabilities and Stockholders' Deficit	$851,677	$960,690

See accompanying notes to financial statements

SheerVision, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended May 31,		For the Nine Months Ended May 31,
	2009	2008	2009	2008

Sales - net	$841,533	$1,119,633	$2,885,255	$3,070,877

Cost of sales	283,519	365,882	1,089,942	1,067,756

Gross profit	558,014	753,751	1,795,313	2,003,121

Operating expenses:
General and administrative expenses	360,056	443,987	1,035,397	1,239,198
Selling and marketing	219,577	305,354	746,433	801,567
Product development	1,050	35,513	18,542	66,176
Shipping	36,577	58,583	104,437	121,866
Total operating expenses	617,260	843,437	1,904,809	2,228,807

Loss from operations	(59,246)	(89,686)	(109,496)	(225,686)

Other income (expense)
Interest income	55	-	451	1,567
Other income	-	-	126,797	-
Interest expense	(1,701)	(835)	(7,083)	-
Total other income - net	(1,646)	(835)	120,165	1,567

Income (loss) before provision for income taxes	(60,892)	(90,521)	10,669	(224,119)

Provision for income taxes	1,600	-	2,400	1,600

Net income (loss)	$(62,492)	$(90,521)	$8,269	$(225,719)

Less: Preferred stock dividends - Series A convertible preferred stock	(59,917)	(59,917)	(179,751)	(180,858)

Net loss applicable to common shareholders	$(122,409)	$(150,438)	$(171,482)	$(406,577)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.03)

Weighted average number of shares outstanding during the period - basic and diluted	12,756,023	12,735,190	12,749,460	12,717,246

See accompanying notes to financial statements

SheerVision, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended May 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$8,269	$(225,719)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	32,566	24,397
Stock based compensation	19,134	76,472
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	236,230	(225,785)
Inventory	(108,652)	41,238
Prepaid expenses and other current assets	(45,058)	(9,690)
Increase (Decrease) in:
Accounts payable	(93,022)	28,463
Accrued expenses and other current liabilities	31,606	92,860
Net Cash Provided by (Used in) Operating Activities	81,073	(197,764)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(29,188)	(53,319)
Net Cash Used in Investing Activities	(29,188)	(53,319)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	-	150,000
Repayment on line of credit	(75,000)	-
Net Cash Provided by (Used in) Financing Activities	(75,000)	150,000

Net Decrease in Cash	(23,115)	(101,083)

Cash and Cash Equivalents - Beginning of Period	111,887	265,262

Cash and Cash Equivalents - End of Period	$88,772	$164,179

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$2,400	$1,600
Interest	$9,987	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Accrued preferred stock dividends - Series A convertible preferred stock	$179,751	$180,858
Issuance of common stock in connection with conversion of Series A convertible preferred stock	$21	$41

See accompanying notes to financial statements

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
May 31, 2009
(Unaudited)

Note 1 Basis of Presentation

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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the fiscal year ended August 31, 2008.  The interim results for the period ended May 31, 2009 are not necessarily indicative of the results for the full fiscal year.

Note 2 Organization, Nature of Operations and Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at May 31, 2009 or August 31, 2008, respectively.

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
May 31, 2009
(Unaudited)

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At May 31, 2009 and August 31, 2008, respectively, the balance did not exceed the federally insured limit.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable represent balances due from customers for the sale of the Company’s products. An allowance for doubtful accounts is provided for those accounts receivable considered to be potentially uncollectible, based upon historical experience and management’s evaluation of outstanding accounts receivable at each reporting period. At May 31, 2009 and August 31, 2008, respectively, there was no allowance required.

Inventory

Inventory is valued at the lower of cost or market, determined on a first-in, first-out basis. At May 31, 2009 and August 31, 2008, respectively, inventory consisted of finished goods and raw materials. At May 31, 2009, the Company only purchased inventory as finished goods and no longer carries raw materials as inventory.  Because of the technical nature of the products, the Company may be exposed to a number of factors that could result in portions of its inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes in its markets, competitive pressures in products and prices, and the introduction of new product lines. The Company regularly evaluates its ability to realize the value of its inventory based on a combination of factors, including historical usage rates, forecasted sales, product life cycles, and market acceptance of new products. When inventory that is obsolete or in excess of anticipated usage is identified, it is written down to realizable value or an inventory valuation reserve is established.

For the three and nine months ended May 31, 2009, and for the year ended August 31, 2008, respectively, the Company did not record any write-downs to net realizable value for obsolescence.

Long Lived Assets

In accordance with Statement of Financial Statements SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, the Company carries long-lived assets at the lower of the carrying amount or fair value. Impairment is evaluated by estimating future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flow is less than the carrying amount of the assets, an impairment loss is recognized. Fair value, for purposes of calculating impairment, is measured based on estimated future cash flows, discounted at a market rate of interest.  There were no impairment losses recorded during the three and nine months ended May 31, 2009.

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

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
May 31, 2009
(Unaudited)

Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including accounts receivable, inventory, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities, and line of credit, approximate fair value due to the relatively short period to maturity for these instruments.

Revenue Recognition

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 for revenue recognition.  The Company’s surgical loupes and lighting products need no installation and are ready for use upon receipt by the customer.

The Company records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) the product is installed, (3) the sales price to the customer is fixed or determinable, and (4) collectibility is reasonably assured.  Products sold are delivered by shipments made through common carrier and revenue is recognized upon shipment to the customer.  Discounts and sales incentives are recognized as a reduction of revenue at the time of sale.  The Company offers an unconditional satisfaction guarantee for a 30 day period and permits product returns within 30 days of purchase, at which time returns are accepted and refunds are made.  Historically, returns have been minimal. The Company has evaluated the criteria under SFAS No. 48, Revenue Recognition when Right of Return Exists and has determined that recognition of revenue on the date of shipment is appropriate.  As a result, management has determined that no reserve is required. Shipping charges and special orders are nonrefundable.

Cost of Sales

Cost of sales represents costs directly related to the production and sale of the Company’s products. Primary costs include raw materials, direct labor, payroll, commissions and rental charges.

Advertising

In accordance with Accounting Standards Executive Committee Statement of Position 93-7, costs incurred for producing and communicating advertising of the Company, are charged to operations as incurred.

Advertising expense has been included in the statement of operations as selling and marketing expense.

Product Development

The Company expenses all product development costs as incurred for which there is no alternative future use.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes. The asset and liability method provides that deferred tax assets and liabilities be recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
May 31, 2009
(Unaudited)

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company’s tax positions and tax benefits, which may require periodic adjustments. At May 31, 2009, the Company did not record any liabilities for uncertain tax positions.

Earnings per Share

The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (“SFAS No. 128”). SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise or conversion of stock options, warrant shares and convertible preferred stock. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. As of May 31, 2009, the Company had 977,276 warrant shares, 2,938,011 convertible preferred stock shares, and 386,000 stock options shares that could potentially dilute future earnings (loss) per share; hence, they have been excluded from diluted earnings (loss) per share and diluted earnings (loss) per share is not presented, as the Company reflects a net loss and the effect of considering any common stock equivalents if outstanding would have been anti-dilutive.

Segment Information

The Company follows Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. During fiscal years 2009 and 2008, respectively, the Company only operated in one segment; therefore, segment information has not been presented.

Stock-Based Compensation

All share-based payments to employees are recorded and expensed in the statement of operations as applicable under SFAS No. 123(R) Share-Based Payment.  SFAS No. 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including grants of employee stock options based on estimated fair values.  The Company has used the Black-Scholes option-pricing model to estimate grant date fair value for all option grants.

Share-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the year, less expected forfeitures.  SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary in subsequent periods if actual forfeitures differ from those estimates.

Non-Employee Stock Based Compensation

Stock-based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force Issue EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”).

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
May 31, 2009
(Unaudited)

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 141R, Business Combinations (“SFAS 141R”), which replaces FASB SFAS 141, Business Combinations.  This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.  SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of SFAS No. 141R is not expected to have a material effect on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 is not expected to have a material effect on its financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161 Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133. (“SFAS 161”). SFAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity’s use of derivative instruments, the accounting of derivative instruments and related hedged items under Statement 133 and its related interpretations, and the effects of these instruments on the entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not expect its adoption of SFAS 161 to have a material impact on its financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3,  Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not expect the adoption of SFAS FSP 142-3, to have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 Accounting for Convertible Debt instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company does not expect the adoption of FSP APB 14-1, to have a material impact on its financial position, results of operations or cash flows.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active (“FSP FAS 157-3”), with an immediate effective date, including prior periods for which financial statements have not been issued.  FSP FAS 157-3 amends FAS 157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist.  The objective of FAS 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date.  The adoption of FSP FAS 157-3 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP SFAS 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed, which further clarifies the principles established by SFAS No. 157. The guidance is effective for the periods ending after June 15, 2009 with early adoption permitted for the periods ending after March 15, 2009. The adoption of FSP FAS 157-4 is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

In May 2009, the FASB issued SFAS No. 165 Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company is evaluating the impact the adoption of SFAS 165 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 166 Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167 Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

 In June 2009, the FASB issued SFAS No. 168 The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is non-authoritative. The Codification is not expected to have a significant impact on the Company’s financial statements.

Other accounting standards have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
May 31, 2009
(Unaudited)

Reclassifications

Certain amounts in the fiscal year 2008 financial statements have been reclassified to conform to the fiscal year 2009 presentation.  The results of these reclassifications did not materially affect financial position, results of operations or cash flows.

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a working capital deficit of $560,288 an accumulated deficit of $5,400,226 and a stockholders’ deficit of $414,252 at May 31, 2009.

For the nine months ended May 31, 2009, the Company reflects net income and net cash provided by operating activities; however, the Company does not yet have history of financial stability or sources of cash that can be relied upon to sustain operations for current and expected future growth.

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

In response to these problems, management has taken the following actions:

•	the Company is expanding its revenue base beyond direct sales to OEM and third party sales;

•	the Company is aggressively signing up new international distributors through its International Distributor Program;

•	the Company is seeking third party financing; and

•	the Company is cutting operating costs.

Note 4 Inventory

Inventory consists of the following at May 31, 2009 and August 31, 2008:

	May 31, 2009 (unaudited)	August 31, 2008 (audited)
Finished goods	$362,704	$249,802
Raw materials	-	4,250
Total	$362,704	$254,052

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
May 31, 2009
(Unaudited)

Note 5 Property and Equipment

At May 31, 2009 and August 31, 2008, respectively, property and equipment consisted of the following:

	Estimated Useful Lives	May 31, 2009 (unaudited)	August 31. 2008 (audited)
Manufacturing equipment	7 years	$177,828	$148,640
Office and computer equipment	5 years	49,438	49,438
Leasehold improvement	15 years	7,179	7,179
		234,445	205,257
Less: accumulated depreciation		(95,500)	(63,362)

Property and equipment - net		$138,945	$141,895

Depreciation expense for the three months ended May 31, 2009 and 2008 amounted to $11,330 and $9,024, respectively and for the nine months ended May 31, 2009 and 2008 amounted to $31,656 and $24,397, respectively.

Note 6 Intangible Assets

During the year ended August 31, 2007, the Company filed for patent protection with the United States Patent and Trademark Office for certain developed technologies. The Company used this patent to produce a product line for the Company, and as of May 31, 2009, there is no known impairment to this patent.

The cost incurred by the Company was $8,562, which is being amortized on a straight-line basis over a period of 15 years and is stated net of accumulated amortization of $1,471 and $900 at May 31, 2009 and 2008, respectively. Amortization expense for the three months ended May 31, 2009 and 2008 was $143 and $143, respectively and for the nine months ended May 31, 2009 was $910 and $910, respectively.

Note 7 Line of Credit Payable

On March 25, 2008, the Company entered into an agreement with an unrelated shareholder of the Company providing for a line of credit to the Company of up to $300,000 with an interest rate of 9%. The agreement provides that principal and interest on amounts borrowed against the line of credit are due nine months from the date of the execution of the agreement or earlier upon the occurrence of an event of default. The line of credit is secured by a first priority security interest in the Company’s inventory and accounts receivable. Additionally, the lender has an option to receive a warrant exercisable for 150,000 shares of the Company’s common stock at an exercise price of $0.075 per share.

On December 19, 2008, the Company repaid $84,986 of principal and accrued interest due under the Company’s line of credit, reducing the principal due under the line of credit to $75,000.

As of May 31, 2009, the outstanding balance on the line of credit was $78,014, which includes accrued interest of $3,014. On June 3, 2009, the term of the line of credit was extended through September 19, 2009 (see Note 12).

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
May 31, 2009
(Unaudited)

Note 8 Commitments and Contingencies

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

Note 9 Stockholders’ Deficit

(A) Common Stock Issuances

During the nine months ended May 31, 2008, 3,750 shares of preferred stock were converted into 41,667 shares of Company common stock. The conversion price was determined by taking the stated value of $10 per share and dividing by a conversion price of $0.90 per share. The transaction was accounted for at par value with no resulting gain or loss on conversion.

During the nine months ended May 31, 2009, 1,875 shares of preferred stock were converted into 20,833 shares of common stock. The conversion price was determined by taking the stated value of $10 per share and dividing by a conversion price of $0.90 per share. The transaction was accounted for at par value with no resulting gain or loss on conversion.

(B) Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price
Outstanding – August 31, 2007 (audited)	1,488,989	$0.53
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding – August 31, 2008 (audited)	1,488,989	$0.53
Granted	-	-
Exercised	-	-
Forfeited	(511,713)	$1.00
Outstanding – May 31, 2009 (unaudited)	977,276	$0.28
Exercisable –May 31, 2009 (unaudited)	977,276	$0.28

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
May 31, 2009
(Unaudited)

Warrants Outstanding				Warrants Exercisable

Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.28	977,276	1.29 years	$0.28	977,276	$0.28

At May 31, 2009 and August 31, 2008, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

(C) Stock Options

The Company maintains the SheerVision Inc. 2007 Stock Option Plan (the “ Plan ”) and the SheerVision Inc. 2007 Stock Option Plan for Independent and Non-Employee Directors (the “ Directors Plan ”). The maximum number of shares reserved under the Plan and Directors Plan is 3,000,000 and 200,000 shares, respectively. Through February 28, 2009, the Company has granted options for 661,000 shares and has had cancellations of 175,000 option shares under the Plan. As of May 31, 2009 and 2008, there were no options outstanding under the Directors Plan.

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price
Outstanding – August 31, 2007 (audited)	-	$-
Granted	661,000	0.20
Exercised	-	-
Forfeited	(150,000)	$0.20
Outstanding – August 31, 2008 (audited)	511,000	$0.20
Granted	-	-
Exercised	-	-
Forfeited	(125,000)	$0.20
Outstanding – May 31, 2009 (unaudited)	386,000	$0.20
Exercisable – May 31, 2009 (unaudited)	386,000	$0.20
Weighted average fair value of options granted during the period ended May 31, 2009	-	$-
Weighted average fair value of options exercisable at May 31, 2009	$79,000	$0.20

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
May 31, 2009
(Unaudited)

Options Outstanding
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.20-$0.25	386,000	8.83 years	$0.20

Options Exercisable
Range of exercise price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.20-$0.25	386,000	8.83 years	$0.20

At May 31, 2009 and August 31, 2008, the total intrinsic value of options outstanding and exercisable was $0 and $0, respectively.

The following summarizes the activity of the Company’s stock options that have not vested for the nine months ended May 31, 2009:

	Options	Weighted Average Grant Date Fair Value
Outstanding – August 31, 2007 (audited)	-	-
Granted	661,000	$0.20
Vested	(205,500)	0.20
Cancelled or forfeited	(150,000)	0.20
Outstanding – August 31, 2008 (audited)	305,500	$0.20
Granted	-	-
Vested	(180,500)	0.20
Cancelled or forfeited	(125,000)	0.20
Outstanding –May 31, 2009 (unaudited)	-	$-

Total unrecognized share-based compensation expense from non-vested stock options at May 31, 2009 was $0.

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
May 31, 2009
(Unaudited)

(D) Convertible Preferred Stock

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

c.
During the three and nine months ended May 31, 2009, the Company accrued dividends on its preferred stock of $59,917 and $179,751, respectively, resulting in a cumulative balance of $744,896 in accrued dividends.

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

Note 10  Concentration of Credit Risk

Statement of Position 94-6, Disclosure of Certain Significant Risks and Uncertainties, addresses corporate vulnerability to concentrations.

(A) Accounts Receivable

Customer	May 31, 2009	August 31, 2008
A	10%	86%

(B) Sales – net

Customer	May 31, 2009	May 31, 2008
A	37%	12%
B	-	23%
C	12%	-

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
May 31, 2009
(Unaudited)

(C) Purchases

Vendor	May 31, 2009	May 31, 2008
A	23%	25%
B	4%	12%
C	7%	12%

Note 11 Income Taxes

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

The Company's deferred tax assets at May 31, 2009 and 2008 is comprised of the following components:

	May 31,
	2009	2008
Net operating loss carry forwards	$1,448,550	$928,092
Less: Valuation allowance	(1,448,550)	(928,092)
Net deferred tax asset	$-	$-

At May 31, 2009, the Company has net operating loss carry forwards for federal tax purposes of approximately $1,448,500 which expires through 2029. These net operating loss carryforwards have been applied against the Company’s net income for the three and nine months ended May 31, 2009, therefore, no provision is required at this time for income taxes payable.

The provision for income taxes is summarized as follows:

		May 31,
		2009	2008
Current	- federal	$-	$-
	- state	2,400	1,600
		2,400	1,600

Deferred	- federal	-	-
	- state	-	-
		-	-

Total provision		$0	$0

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
May 31, 2009
(Unaudited)

Note 12 Subsequent Events

On June 3, 2009, the term of the Company’s line of credit with an unrelated shareholder in the principal amount of $75,000 was extended through September 19, 2009.  In connection with the extension of the line of credit, the Company agreed that the lender would have an additional option to receive a warrant exercisable for 75,000 shares of the Company’s common stock at an exercise price of $0.075 per share (see Note 7).

On July 9, 2009, the Company’s Board of Directors terminated its President and Secretary and ratified the termination of his employment effective as of June 26, 2009.

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

Unless the context indicates otherwise, any reference to "SheerVision", the "Company", "we", "us", "our" or the "Registrant" refers to SheerVision, Inc., a Delaware corporation, and its subsidiaries as of May 31, 2009.

Overview

SheerVision designs and sells proprietary surgical loupes and light systems for the dental, medical, and veterinary markets. Since our inception in 1999, we have rapidly established a significant base of operations through our strategic marketing programs, an aggressive web presence, a dedicated sales force, expansion into global markets, and a commitment to new product development. Worldwide sales are achieved by sales into direct and indirect sales channels, and by strategic alliances with dental and medical partners. Exclusive partnerships with Asian component manufacturers and effective integration of domestic assembly and testing facilities allow us to provide superior quality loupes and light systems at competitive prices.

In 2006, we launched an aggressive marketing campaign with the objective of expanding direct sales and promoting name brand recognition in the dental market. This campaign established SheerVision as one of the premier magnification and illumination providers in the country. In 2007, with our new position in the marketplace, we identified third-party and OEM relationships as a necessary component of an overall strategy to continued realization of our aggressive sales and profitability goals. This revised strategy resulted in our introduction of a number of new product designs that are distributed to a wider audience in a rapid, cost effective manner.

We have had a successful history of producing products for major industry leaders long before we became a public entity in 2006. This included a major long-term strategic alliance with one of the world’s leading optical companies.  Since then we also formed a major international strategic alliance with a large, Japanese dental company. With momentum from sales generated from this major strategic alliance, we initiated a fundamental shift in our marketing strategy, focusing primarily on indirect domestic and international sales. In addition to the expected effect this change has had on our business, we believe that it has helped minimize our exposure to, and impact of, the current economic challenges currently facing other companies and industries.

We have also looked to develop new distributor relationships through the launch of our International Distributor Program, and have increased our reach by successfully expanding our international distribution network in several countries. In March 2009, we ended our partnership with a global retailer of quality dental and medical products, and have hired an international sales manager with the goal of improving our sales results in growing this market segment. We believe our attraction is our breadth of innovative products, which can be resold at strong margins while maintaining a highly competitive end-user price point.

In 2009, we intend to continue to commit resources to direct sales and marketing in a targeted, more complementary manner. This includes participation in trade shows emphasizing the dental, veterinary, and medical markets, and growing our e-commerce powered web store, which has provided us with a cost-effective platform to sell products directly to the end user. In addition, we believe there may be selected opportunities to pursue additions to our current product lines by purchasing businesses with products that can now be distributed through our maturing distribution channels effectively.

We also continue to develop new products that not only enhance the SheerVision product portfolio, but also add greater value for our third party clients. In fiscal year 2008, we introduced our upgraded FireFly Infinity Ultra™ LED head light system, featuring our new Lithium Polymer battery pack. The development and launch of our Signature Flip-Up Prism (high magnification) Loupe product line expanded our penetration into horizontal and vertical market segments where we have historically had only limited success. Additionally, in August 2008, we introduced a new sports frame, to appeal to the younger, more fashionable demographic of the dental market. In 2009, we are continuing the investment in lighting products with the introduction of a new generation of headlights for the surgical, dental and veterinary markets that have higher light intensity, lower weight, and lighter, smaller battery cables. We wish to boost the awareness of our brand name and our reputation in the lighting markets by building upon the technical achievements and performance of our current designs that have the highest beam intensity and quality in the industry.

With the sophisticated design and engineering teams currently available to us, we have the ability to not only modify and incorporate SheerVision products into other company’s offerings, but to also extend our design, engineering, and manufacturing capabilities to other company’s product development.  Toward that end, we are constantly evaluating new, small medical devices.

Throughout our recent history we have earned a reputation for innovation, leadership, and value in optical and lighting technology, supporting dentists, dental hygienists, and doctors throughout the world. Our Ultra-Light Loupes have received the “Best of the Best” award by Dental Lab Products’ Buyers Guide - 2006 Edition and named a Dentistry Today top 100 product for 2006.

SheerVision loupes and our Infinity Ultra head light system have received multiple endorsements by a highly acclaimed and prestigious leading independent non-profit dental education and product testing foundation. Our Infinity Ultra head light system was recently named by this foundation as having the highest light intensity compared to other leading brands in the dental marketplace.

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

SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115  — permits entities to choose to measure many financial instruments and certain other items at fair value.

SFAS 162, The Hierarchy of Generally Accepted Accounting Principles — FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section, 411  The Meaning of “Present Fairly in Conformity with Generally Accepted Accounting Principles" . The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. Generally Accepted Accounting Principles (GAAP).

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

FSP FAS 157-2, Effective Date of FASB Statement No. 157— delays the effective date of FASB Statement No. 157, Fair Value Measurements.

FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.

SEC Staff Accounting Bulletin (SAB)

SAB 110 expresses the views of the SEC staff regarding the use of a “simplified” method, as discussed in SAB No. 107 (“SAB 107”), in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009.

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

Results of Operations

The following table sets forth, for the periods indicated, financial information related to operations, as well as expressed as a percentage of our net sales:

	NINE MONTHS ENDED May 31, 2009 and 2008
	(in thousands)
	2009		2008

Net Sales	$2,885	100.0%	$3,071	100.0%
Cost of Goods Sold	1,090	37.8%	1,068	34.7%
Gross Profit	1,795	62.2%	2,003	65.2%
Operating Expenses
Shipping Expenses	105	3.6%	122	4.0%
Selling Expenses	746	25.9%	802	26.1%
General & Administrative Exp	1,035	35.9%	1,239	40.3%
Product Development Expenses	19	1.0%	66	2.1%
Total Operating Expenses	1,905	66.0%	2,229	72.6%
Income (Loss) from Operations	(110)	(3.8)%	(226)	(7.4)%
Other Income (Expense)	120	4.2%	2	0.1%
Provision for Income Tax	2	-	2	-%
Net Income (Loss)	$8	-%	$(226)	(7.4)%

Third quarter of fiscal year 2009 revenues overall were lower than during the corresponding period of fiscal year 2008 due to a temporary pause in orders from our largest single customer while they reduced inventory levels company-wide to cope with the generally poor international economic conditions. Fortunately, demand for the new lighting systems and loupe sales through other channels are tracking at or above prior year levels. Management recognizes that the new concentration from one large strategic partner can represent risk as well as opportunity to broaden distribution channels. Consequently, management is working aggressively to diversity its distribution channels even further using more domestic and international outlets for its products.

While cost containment efforts dramatically reduced the impact of our largest customer’s inventory adjustments, we did report a net loss of $62,492 for the third quarter, although we also continued to be marginally profitable for the first nine months of 2009 with net income of $8,269.

We plan to continue reducing operating costs and streamlining our sales and marketing efforts.  As we focus more heavily on distributor relationships to generate sales, the exposure to escalating costs in sales and travel related expenses in the domestic retail market is being mitigated. Through large orders from a growing number of distributors, we anticipate that these efforts will continue to improve the operating income in future quarters.

We reduced the retail sales force to a level that will support those existing demographic areas producing the greatest volume of sales. The number of trade shows for 2008-2009 has been scaled down as well, and several of the smaller localized shows, which in the past generated exposure to our product lines but not necessarily immediate revenues, have been eliminated. This action will also reduce excessive travel related expenses which have increased due to cost pressures in the travel industry.

Management believes that we have positioned ourselves for steady sales growth through the rest of fiscal year 2009 and through the cost cutting measures already established, this should result in a stronger financial position relative to fiscal year 2008.

Nine Months Ended May 31, 2009 Compared to the Nine Months Ended May 31, 2008

Net Sales

Net Sales decreased by $185,622 or 6.0%, from $3,070,877 for the nine months ended May 31, 2008 to $2,885,255 for the nine months ended May 31, 2009. The reduction of sales in the nine months ended May 31, 2009 was due to a decrease during the third quarter of 2009 in purchase orders from our largest distributor so as to reduce its inventory levels for items that were not selling as well as originally projected. This reduction in sales was partially offset by increased light sales through all marketing channels and an increase in our loupe sales through direct sales channels. We are working diligently with our largest distributor to rebuild sales to historic levels.

Gross Profit

Gross profit decreased by $207,808 or 10.4%, from $2,003,121 for the nine months ended May 31, 2008 to $1,795,313 for the nine months ended May 31, 2009. Gross margin was 62% of net sales for the nine-month period ended May 31, 2009 compared to 65% of net sales for the nine-month period ended May 31, 2008. The decrease in margin was attributable to inventory adjustments during the second and third quarters of 2009. We do not expect any major adjustments to inventory in the future now that an unaudited physical inventory has been completed to update our records.

Operating Expenses

Operating expenses, which include shipping expenses, selling and marketing expenses, general and administrative expenses and product development decreased by $323,998, or 14.5%, to $1,904,809 for the nine months ended May 31, 2009 as compared to $2,228,807 for the nine months ended May 31, 2008. This reduction is primarily attributable to the decline in legal costs associated with the legal settlement that occurred in fiscal year 2008.

Shipping expenses decreased by $17,429 or 14.3% to $104,437 or 3.6% of net sales for the nine months ended May 31, 2009 as compared to $121,866 or 4.0% of net sales for the nine months ended May 31, 2008 attributable to decreased sales during the third quarter of 2009.

Selling and marketing expenses were $746,433 for the nine months ended May 31, 2009, a decrease of $55,134 or 6.9%, compared with $801,567 for the nine months ended May 31, 2008. This decrease was mainly related to our changes that reduced our direct sales force and increased use of OEM distributors and dealers.

General and administrative expenses were $1,035,397 for the nine months ended May 31, 2009 a decrease of $203,801, or 16.4% compared to $1,239,198 for the nine months ended May 31, 2008. This decrease is attributable to the decline in legal costs associated with the legal settlement that occurred in fiscal year 2008.

Product development costs decreased by $47,634 or 72%, from $66,176 for the nine months ended May 31, 2008 to $18,542 for the nine months ended May 31, 2009. Our elevated light development activity in the nine months ended May 31, 2008, resulted in a decrease in costs as compared to the same period in 2009. Product development costs are expected to increase in the future as we continue to expend resources to enhance our existing product lines as well as develop new products.

Income (Loss) from Operations

Loss from operations for the nine months ended May 31, 2009 decreased by $116,190 or 51.5% to $109,496 as compared to $225,686 for the nine months ended May 31, 2008. The reduction in loss from operations is related to the continuing refinement of our business model to reflect the changing distribution channel strategy and the one-time impact of the settlement of legal actions. These efforts have led to significant cost savings related to shipping, marketing, sales and customer service labor, and travel expenses. We anticipate improved operating profit performances in the upcoming quarters related to these changes.

Other Income (Expense)

Interest expense for the nine months ended May 31, 2009 was $7,083 as compared to $0 in interest expense for the nine months ended May 31, 2008. These changes reflected the use of a line of credit established in fiscal year 2008. At the end of the first nine months of fiscal 2009, the balance owing on the line was $75,000, not including $3,014 in accrued interest expense. In addition, during the second quarter of 2009 we received a one-time payment of $126,797 for an insurance settlement arising out of a claim filed by us partially reimbursing legal expenses incurred in the defense of a competitor lawsuit.

Net Income (Loss)

Net income for the nine months ended May 31, 2009 was $8,269 compared with a net loss of $225,719 for the nine months ended May 31, 2008. Earnings per share was $0.01 for the nine months ended May 31, 2009, compared with a loss per share of $0.03 for the nine months ended May 31, 2008.

Three Months Ended May 31, 2009 Compared to the Three Months Ended May 31, 2008

Net Sales

Net Sales decreased by $278,100 or 24.8%, from $1,119,633 for the three months ended May 31, 2008 to $841,533 for the three months ended May 31, 2009. The reduction of sales in the third quarter was due to a decrease in purchase orders from our largest distributor so as to reduce its inventory levels for items that were not selling as well as originally projected. This reduction in sales was partially offset by increased light sales through all marketing channels and an increase in our loupe sales through direct sales channels. We are working diligently with our largest distributor to rebuild sales to historic levels.

Gross Profit

Gross profit decreased by $195,737, or 26%, from $753,751 for the three months ended May 31, 2008 to $558,014 for the three months ended May 31, 2009. Gross margin was 66.3 % of net sales for the three-month period ended May 31, 2009 compared to 67.3% of net sales for the three-month period ended May 31, 2008. The decrease in margin was attributable to an inventory adjustment resulting from a reduction in inventory levels of our largest distributor. We do not expect any major adjustments to inventory in the future now that an unaudited physical inventory has been completed to update our records.

Operating Expenses

Operating expenses, which include shipping expenses, selling and marketing expenses, general and administrative expenses and product development decreased by $226,177, or 26.8%, to $617,260 for the three months ended May 31, 2009 as compared to $843,437 for the three months ended May 31, 2008. This reduction is primarily attributable to the decline in legal costs associated with the legal settlement that occurred in fiscal year 2008.

Shipping expenses decreased $22,006 or 37.6% to $36,577 or 4.3% of net sales for the three months ended May 31, 2009 as compared to $58,583 or 5.2% of net sales for the three months ended May 31, 2008 attributable to decreased sales during the quarter.

Selling and marketing expenses were $219,577 for the three months ended May 31, 2009, a decrease of $85,777 or 28.1%, compared with $305,354 for the three months ended May 31, 2008. This decrease was mainly related to our changes that reduced our direct sales force and increased use of OEM distributors and dealers.

General and administrative expenses were $360,056 for the three months ended May 31, 2009, a decrease of $83,931, or 18.9% compared to $443,987 for the quarter ended May 31, 2008. This decrease is attributable to the decline in legal costs associated with the legal settlement that occurred in fiscal 2008.

Product development costs decreased by $34,463 or 97%, from $35,513 for the three months ended May 31, 2008 to $1,050 for the three months ended May 31, 2009. Our elevated light development activity in the three months ended May 31, 2008, resulted in a decrease in costs as compared to the same period in 2009. Product development costs are expected to increase in the future as we continue to expend resources to enhance our existing product lines as well as develop new products.

Income (Loss) from Operations

Loss from operations for the quarter ended May 31, 2009 decreased by $30,440 or 33.9% to $59,246 as compared to $89,686 for the quarter ended May 31, 2008. The reduction in loss from operations is related to the continuing refinement of our business model to reflect the changing distribution channel strategy and the one-time impact of the settlement of legal actions. These efforts have led to significant cost savings related to shipping, marketing, sales and customer service labor, and travel expenses. We anticipate improved operating profit performances in the upcoming quarters related to these changes.

Other Income (Expense)

Interest expense for the three months ended May 31, 2009 was $1,701 as compared to $835 in interest income for the quarter ended May 31, 2008. These changes reflected the use of a line of credit established in fiscal year 2008. At the end of the first nine months of fiscal 2009, the balance owing on the line was $75,000, not including $3,014 in accrued interest expense.

Net Income (Loss)

The net loss for the three months ended May 31, 2009 was $62,492 compared with a net loss of $90,521 for the quarter ended May 31, 2008. The loss per share was $0.01 for the three months ended May 31, 2009, compared with a loss per share of $0.01 for the three months ended May 31, 2008.

Liquidity and Capital Resources

We assess our liquidity by our ability to generate cash to fund operations. Significant factors in the management of liquidity are: funds generated by operations; levels of accounts receivable; inventories, accounts payable and capital expenditures; adequate lines of credit; and financial flexibility to attract long-term capital on satisfactory terms. As of May 31, 2009, we had cash of $88,772.

To date, we have financed operations principally through lines of credit and equity capital. Our ability to generate positive operational cash flow is dependent upon increasing revenues through the sales of existing product lines. Our historical uses of cash have primarily been for operations, capital expenditures, and payments of principal and interest on outstanding debt obligations.

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As of May 31, 2009, we had an accumulated deficit of $5,400,226 and negative working capital of $560,288.  These factors, among others, raise doubt about our ability to continue as a going concern. In response to these problems, the Company is expanding its revenue base beyond direct sales to OEM and third party sales, aggressively signing up new international distributors through our International Distributor Program, seeking third party financing and cutting operating costs.

Net cash provided by operating activities was $81,073 for the nine months ended May 31, 2009 as compared with net cash used in operating activities of $197,764 for the nine months ended and May 31, 2008. The improvement in operating cash flows was a direct result of our strategic shift from selling directly to end users to indirectly through international distributors, OEM and third party relationships. Utilization of our partner resources to market and sell our products allowed for the reduction in internal sales and marketing expenditures.

Net cash used in investing activities during the nine months ended May 31, 2009 and May 31, 2008 was $29,188 and $53,319, respectively. These expenditures were mainly related to the purchase of capital equipment.

Net cash used in financing activities during the nine months ended May 31, 2009 was $75,000 and net cash provided by financing activities during the nine months ended May 31, 2008 was $150,000, respectively.

Contractual Obligations

We lease space under a non-cancellable lease expiring December 1, 2010. The lease obligation based on minimum monthly rents is expected to be as follows:

Fiscal Years Ended
2009	13,449
2010	56,657
$70,106

Rent expense for the nine months ended May 31, 2009 and May 31, 2008 was $40,347, and $39,015, respectively.

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

On June 3, 2009, we agreed that an unrelated shareholder who has extended to us a line of credit in the principal amount of $75,000 may at their option receive a warrant to purchase 75,000 shares of our common stock at an exercise price of $0.075 per share. We believe that such transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof and/or Rule 506 of Regulation D promulgated thereunder.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5.	OTHER INFORMATION

The following disclosure would have otherwise been filed on Form 8-K under the heading “Item 5.02 - Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangement of Certain Officers”:

 On July 9, 2009, our Board of Directors terminated Jeffrey Lewsadder as our President and Secretary and ratified the termination of Mr. Lewsadder’s employment effective as of June 26, 2009.

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

SHEERVISION, INC. Registrant
Dated: July 15, 2009

/s/ Suzanne Lewsadder
Suzanne Lewsadder,
Chief Executive Officer

Date: July 15, 2009	/s/ Patrick Adams
Patrick Adams,
Chief Financial Officer