Form 10-K
period 2009-08-31
SHEERVISION, INC.
filed 2009-12-15
CIK 1096187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED - AUGUST 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

As of February 27, 2009, the aggregate market value of the voting and non-voting common equity held by non-affiliates (3,520,220 shares) was approximately $211,213 (based upon the closing price of $.06 per share of common stock on February 27, 2009).

As of October 31, 2009, the registrant had 12,756,023 outstanding shares of common stock, par value $0.001 per share.

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

Since our inception in 1999, we have rapidly established a significant base of operations characterized by an entrepreneurial spirit the deployment of a top-notch dedicated sales force, the implementation of a strategic branding program, the initiation of an aggressive web presence through the introduction of an e-commerce online storefront and a continued focus on new product development efforts. While the sudden economic downturn adversely affected sales in fiscal year 2009, we believe that we are poised for accelerated growth due to the launch of several new product lines during 2009 and through the development of several strategic sales alliances. By offering a choice of flip-up or through-the-lens surgical loupes, class-leading headlights, or a package of both, we are able to sell to a greater proportion of the market, and to also offer a better and more complete solution to our customers.

We pride ourselves on listening to customer needs within our core markets, and then being responsive and aggressive in the development of new product designs. This interactive process has established us as a trailblazer in a previously stagnant industry. With our Infinity Ultra™ LED and Original FireFly™ LED portable head light systems, SheerVision is now recognized as the “first to market” leader in the dental illumination industry. We continue to raise the bar, placing our competitors in the undesirable position of imitation as opposed to innovation.

Growth Strategy

In fiscal year 2008 we initiated a partial shift in our marketing strategy, focusing more effort on development of indirect domestic and international sales. As we enter 2010, we intend to commit resources to direct sales and marketing to complement our indirect sales efforts. Our objective is to become the leading provider and global marketer of high quality loupes, light systems and related products and services for the dental, medical, and veterinary markets. In order to achieve this objective, we have developed and continue to pursue the following strategies:

•	Launch an Aggressive Initiative to Develop Strong Domestic Sales Alliances

During the last fiscal year we launched a domestic sales alliance that has allowed us to grow our sales by leveraging the dedicated sales forces of a major dental firm. Going forward we plan on continuing to build new alliances in domestic markets with a major portion of our resources dedicated towards this goal. The introduction of our lnfinity Ultra brand of headlights has boosted our sales and therefore provided us with an additional advantage to pursue strategic alliances within the United States as these systems are able to mount on any of our competitors’ loupes currently sold in the US dental and surgical markets.

•	Build Upon Sales Momentum in OEM Markets

A benefit of our research and development efforts has been the creation of innovative products which benefit customers in complementary markets as either stand-alone products or as part of larger systems. These products would be sold under our customers’ brand names in each of these applications as either unaltered or customized designs. With the sophisticated design and engineering teams currently available to us, we have the ability to extend our design, engineering, and manufacturing capabilities to other companies seeking assistance in their new product development efforts. We anticipate a major focus of our efforts will be to seek and form relationships with new OEM partners in both domestic and international markets that can benefit from the technologies we have developed.

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

We have developed a program to rapidly qualify and support international distribution partners who will sell SheerVision-branded products, using a turnkey approach referred to as the International Distributor Program (“IDP”). The IDP provides sales, marketing, and training tools to enable us to expand our distributor base worldwide. We believe that our innovative new products align well with the needs of many international markets that we do not currently directly or indirectly service.  In fiscal 2009 we hired our first International Sales Manager to create more momentum for international sales. As the fiscal year closed, our international sales were beginning a much stronger growth rate in terms of both units sold and revenue partly as a result of favorable exchange rates that benefit products sold in U.S. dollars worldwide. We also participate in international dental trade shows, which provide us a forum to both solicit new strategic alliances and introduce new products to existing sales partners.

•	Expansion of our Product Lines to Achieve our Goal of Becoming a Full Service Optical and Illumination Company

In 2009, we substantially invested in our light products with the introduction of the Infinity Ultra, a new light-weight, LED light that is the next step in battery-powered, cordless headlights and projects an intense, pure white beam rated at over 8,000 foot candles. We also have managed to dramatically improve the performance of our headlight batteries, that now consistently last over six hours per charge, and which utilize state-of-the-art lithium polymer technology. The light was again rated by a dental association that reviews dental products as one of the top models available, including winning in the judging category for “most illumination.” Further innovation in headlight products is anticipated in upcoming years.

In the loupe market we have introduced our most popular sports frame yet that can be utilized with both flip-up and TTL loupes. The modern look comes in a variety of colors and is flexible enough to customize the fit of the sports frame around the nose and ears.

We continue to invest in the development of new loupe designs in order to create industry leadership in this key market segment. With the continued market acceptance of these products and the addition of new products currently in our pipeline, management is encouraged with our progress towards the goal of reaching profitability.

Our Product Offering

Surgical & Dental Loupes

Although dental offices have used some form of magnification for decades, the need for surgical loupes and light sources in the regular practice of everyday dentistry is rapidly becoming the standard of practice for all dental professionals, including dental hygienists. The visual aspects of magnification may appear to be the primary benefit, but there are significant ergonomic benefits to the use of surgical loupes. Many medical careers have been cut short due to the effects of chronic neck and back pain, a condition that can be minimized or eliminated through the use of surgical loupes. In addition, there are many medical/surgical health care providers who are realizing the value of loupes and headlights in the operating room, or even in performing routine examinations where it is important to see the detail.

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

Light Systems

As surgical loupes allow the area under view greater magnification, they tend to require additional light or illumination. Illumination can be added to surgical loupes via our head mount (headband), or direct mount to the frame of the loupe. One of the key benefits of this type of illumination is to provide clinicians with shadow-free images. With the introduction of a superior quality portable LED light sources, SheerVision is able to provide a modern generation of illumination products to practitioners that currently use magnification that is extremely bright and completely portable. SheerVision offers two portable head light systems that are of great benefit to the user: the Original FireFly™ LED, and the Infinity Ultra™ LED. Through our offering of loupes and headlight systems, we are often able to sell a package of both to provide a complete and cost effective solution to the user.

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

Our Through-the-Lens (TTL) technology has opened new markets where customers prefer this type of loupe design. Estimated market preference for TTL loupes is 70% compared with 30% for the Flip-Up type loupes that we had traditionally offered. We can offer this state of the art TTL technology mounted in either our fashion sports frame or our designer titanium frame. With the introduction of our proprietary SureFit TTL™ alignment system, customers are now able to order our TTL loupes through our online store or by telephone, providing us with a significant competitive advantage because an on-site sales call is not required to complete the transaction.

Our recently introduced Signature Prism Loupes are assisting us in opening new markets with R&D efforts that began during the third and fourth quarters of fiscal year 2007. This new product line has greatly expanded our offering to the surgery marketplace beyond what we previously had in place. This introduction has helped us bring our distinctive business model to this large, established market.

The SheerVision Del Rey Frame provides a product advantage when compared with some of our competitors who currently do not provide a similar alternative for their loupe optics. This is a product for the young, fashion conscious user, as it features a wrap-around design that is available in six vibrant colors and accommodating both the Flip-Up and TTL loupes. All of our light systems fit to this frame. The new 3.5x TTL gives us renewed ability to sell to medical and dental practitioners who require additional magnification with barrels that are embedded in either a prescription or clear lens.

We believe that the key selling points of SheerVision surgical loupes are brand name and reputation, high quality, competitive price, and attentive customer service. In addition, we offer an unlimited lifetime warranty against defects in materials and workmanship on all working parts of our loupes, a program unmatched by any major surgical loupe supplier.

Our FireFly line of light systems offers the latest in LED light projection technologies designed as a completely portable product coupled with value pricing. The new Infinity Ultra has over 8,000 foot candles of illumination power. Our latest battery version of our lithium polymer battery is the best ever and consistently lasts over 6 hours providing cordless illumination with market-leading brightness and intensity

Sales and Marketing

We believe sales and marketing will continue to be important functions in order to accelerate our sales growth with both domestic and international customers.

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

The new international sales manager position is accelerating the growth strategy of our International Distributor Program (IDP) to expand our network of distributors operating in specific international markets. The prospect of a continuing favorable exchange rate environment is encouraging us to move as rapidly as we can. This has encouraged us to begin developing a new direct sales market targeted at doctors and other medical providers outside of the dental field as well as adding new outside sales resources to the dental market. We believe that qualified, high-performance direct sales efforts do have a role to play in expanding SheerVision’s brand name and consequently, its sales.

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

Research and Development

We are committed to an ongoing program of research and development to maintain our reputation for cutting-edge products that meet the evolving needs of the market. We conduct research and development activities to design and develop products that will enhance our competitive marketing position. Our newly developed products include a fully portable LED light system, a lithium-polymer battery source, a non-curing flip filter, a through-the-lens loupe, a high-magnification prism loupe, a wrap around sports frame, and fashionable loupe accessories. The Original FireFly™ LED and Infinity Ultra™ LED light systems contributed significantly to our rapid expansion into that market niche.

During fiscal year ended 2009, we spent $15,281 on research and development and during fiscal year ended 2008, we spent $99,276 on research and development.

Government Regulation

Our products are classified as Class I Non-Invasive Medical Devices and, as such, there is no requirement to obtain FDA approval. We have nonetheless registered with the FDA on a voluntary basis and have CE certifications for international sales.

Employees

As of October 31, 2009, SheerVision employed 14 individuals and engaged the services of several consultants. Of our employees, 5 were engaged in sales and marketing, 3 in customer service/inside sales, 3 in quality control and production, 2 in accounting and finance, and 1 employee in executive management.

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

On March 27, 2006, we entered into a Share Exchange and Reorganization Agreement (the “Exchange Agreement”) with SheerVision, Inc., a California corporation (including its predecessor, “Sheervision-CA”) and Suzanne Lewsadder and Jeffrey Lewsadder, our Chief Executive Officer and former President, respectively, and the beneficial holders of all of the outstanding capital stock of SheerVision-CA, which set forth the terms and conditions of our business combination with SheerVision-CA in which all shareholders of SheerVision-CA exchanged all of the outstanding and issued capital stock of SheerVision-CA for an aggregate of 9,525,137 shares of our common stock, representing 95% of the outstanding common stock immediately after giving effect to such transaction. As a result of this transaction, SheerVision-CA became our wholly-owned subsidiary and the shareholders of SheerVision-CA became our controlling stockholders. On June 15, 2006, we changed our name to SheerVision, Inc.

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

We had positive cash flow from operations of $27,103, negative working capital of $728,819 and an accumulated deficit of $5,592,201 at August 31, 2009, and recurring losses from operations. The audit report of Berman & Co. P.A. for the fiscal year ended August 31, 2009 contained a paragraph that emphasizes the substantial doubt as to our continuance as a going concern. This is a significant risk to investors who purchase shares of our common stock because there is an increased risk that we may not be able to generate and/or raise enough resources to remain operational for an indefinite period of time.

If we are unable to generate significant revenues from our operations, our business will fail.

As we pursue our business plan, we are incurring significant expenses. We incurred operating expenses for the year ended August 31, 2009 in the amount of $2,331,635 and had gross profit of $2,175,909 on sales of $3,499,407 for the same period. We incurred operating expenses for the year ended August 31, 2008 in the amount of $2,975,796 and had gross profit of $2,753,786 on sales of $4,417,887 for such period. The success and viability of our business is contingent upon generating significant revenues from the sale of our surgical loupes and related products such that we are able to pay our operating expenses and operate our business at a profit. It is not possible at this time for us to predict with assurance the outcome of these matters. In the event that we remain unable to generate significant revenues to pay our operating expenses, we will not be able to achieve profitability or continue operations.

Current worldwide economic conditions have and may continue to adversely affect our business, operating results and financial condition.

General worldwide economic conditions have experienced a significant downturn due to the effects of the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns.  Our business has not been immune.  In fiscal 2009, our business was negatively impacted by the weak global economy, which resulted in a challenging environment for selling our products. If such uncertainty and economic weakness continues, the market for surgical loupes and light products could further contract and, as a result, our business, prospects, financial condition and results of operations for our current fiscal year will be materially adversely affected.

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

Our performance is substantially dependent on our Chief Executive Officer, Suzanne Lewsadder, for sales and marketing, research and development, manufacturing, and intellectual property protection and licensing. Although this officer is a major stockholder, there can be no assurance she will continue to serve as an officer or director. The inability to retain and continue to attract and retain qualified management and staff could significantly delay and may prevent the achievement of our research, development and business objectives, and could have a material adverse effect on our business, prospects, financial conditions, and results of operations.

The industry in which we operate is highly competitive.

Numerous well-known companies, which have substantially greater capital, research and development capabilities and experience than we have, are presently engaged in the surgical loupe market. By virtue of having or introducing competitive products on the market before us, these entities may gain a competitive advantage. Future technological developments may render some or all of our current or future products noncompetitive or obsolete, and we may not be able to make the enhancements to our products necessary to compete successfully with newly emerging technologies. If we are unable to successfully compete in our chosen markets, our business, prospects, financial condition, and results of operations would be materially adversely affected.

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

As the ownership of our voting securities is concentrated in our founders, such individuals control us.

As of October 31, 2009, Suzanne Lewsadder, our Chief Executive Officer and director and Jeffrey Lewsadder former President and director, each beneficially own approximately 72.3% of our outstanding common stock. Accordingly, these individuals may be able to elect our directors and control the outcome of virtually all important stockholder decisions and may make such decisions in their own interest, which may not be in the best interests of other stockholders.

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

A corporation may, at its option, exclude itself from coverage of Section 203 by amending its certificate of incorporation or bylaws, by action of its stockholders, to exempt itself from coverage, provided that such certificate of incorporation amendment or bylaw shall not become effective until 12 months after the date it is adopted. We have not adopted such an amendment to our Second Amended and Restated Certificate of Incorporation, as amended, or our By-Laws.

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

ITEM 2. DESCRIPTION OF PROPERTY

Our corporate office, customer service and shipping operations are located at 4030 Palos Verdes Drive North, Suite 104 Rolling Hills Estates, California, and we lease approximately 3090 square feet.. We added approximately 1,000 square feet to this lease in June of 2009 in anticipation of future growth. We lease this facility from an unaffiliated third party, pursuant to a newly executed lease which expires June 14, 2014. Satellite operations are currently in the states of Arizona, California, and Texas. If we should require additional or alternative facilities, we believe that such facilities can be obtained on short notice at competitive rates.

ITEM 3. LEGAL PROCEEDINGS

From time to time we may become subject to litigation incidental to our business.  We are not currently a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year 2009.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is quoted on the OTC Bulletin Board (the "OTCBB") under the symbol “SVSO.OB” The quarterly high and low reported sales prices for our common stock as quoted on the OTCBB for the periods indicated are as follows:

	2009		2008
Fiscal Year Ended August 31	High	Low	High	Low

First Quarter	$0.18	$0.04	$0.52	$0.12

Second Quarter	0.18	0.04	0.74	0.12

Third Quarter	0.16	0.06	0.40	0.15

Fourth Quarter	0.11	0.02	0.44	0.18

The foregoing quotations were provided by Yahoo finance and the quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

On November 20, 2009, the last reported sale price per share of common stock as quoted on the OTCBB was $0.02. Based on information available from our registrar and transfer agent, we estimate that we had approximately 183 stockholders of record on October 31, 2009.

Dividends

Although we have accrued dividends related to our Preferred Stock, we have not paid any dividends to date and do not anticipate paying dividends in the foreseeable future. Our board of directors will review our dividend policy from time to time to determine the desirability and feasibility of paying dividends after giving consideration to our earnings, financial condition, capital requirements and such other factors as the Board may deem relevant.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended August 31, 2009.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our audited financial statements for each of the two years ended August 31, 2009 and 2008, and the notes thereto, all of which financial statements are included elsewhere in this Form 10-K. In addition to historical information, the following discussion and other parts of this Form 10-K contain forward looking information that involves risks and uncertainties. Actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Description of Business” and elsewhere in this Form 10-K.

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

Our first major strategic alliance was with a large, international Japanese dental company. With momentum from sales generated from this effort, we initiated a partial shift in our marketing strategy, focusing more effort on development of indirect domestic and international sales through OEM and third party relationships. In fiscal year 2008, we launched a new domestic alliance, allowing us to grow sales by effectively leveraging the dedicated sales forces of a large dental company.

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

We intend to continue to commit resources to direct sales and marketing to complement our indirect sales efforts. This includes participation in trade shows emphasizing the dental, veterinary, and medical markets, and growing our e-commerce powered web store, which has provided us with a cost-effective platform to sell products directly to the end user.

We also continue to develop new products that not only enhance the SheerVision product portfolio, but also add greater value for our third party clients. In fiscal year 2008, we introduced our upgraded Infinity Ultra™ LED head light system, featuring our new Lithium Polymer battery pack. This revolutionary light system, which we believe employs the most advanced battery technology available for this application, has been rated a top performer by one of the most prestigious non-profit, independent dental labs in the country. The development and launch of our Signature Flip-Up Prism (high magnification) Loupe product line expanded our penetration into horizontal and vertical market segments where we have historically had only limited success. Additionally, in August 2008, we introduced a new sports frame, to appeal to the younger, more fashionable demographic of the dental market. Continued success of these products, and future success of products currently in our pipeline, validates and ensures continued support of R&D efforts.

We are always evaluating small medical devices, in an ongoing effort to increase and enhance our private label product line-up. With the sophisticated design and engineering teams currently available to us, we have the ability to not only modify and incorporate SheerVision products into other company’s offerings, but to also extend our design, engineering, and manufacturing capabilities to other companies’ product development.

Throughout our recent history we have earned a reputation for leadership and value in optical and lighting technology, supporting dentists, dental hygienists, and doctors throughout the world. Our Ultra-Light Loupes have received the “Best of the Best” award by Dental Lab Products’ Buyers Guide - 2006 Edition and named a Dentistry Today top 100 product for 2006. Our new Infinity Ultra headlight recently won an award from a leading dental research association for “best illumination.”

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

Use of Estimates

The preparation of financial statements in conformity with accounting principals generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates and assumptions relate to estimates of collectability of accounts receivable, the realization of deferred tax assets and the adequacy of inventory reserves. Management bases its estimates and assumptions on historical experience and on various other assumptions that it believes are reasonable under the circumstances. Actual results could differ from those estimates.

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

Warrants or Derivative Liabilities

The Company assesses classification of our common stock purchase warrants and other freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required. The value of any expired warrants are expensed and recorded as an adjustment to Additional  Paid in Capital as required.

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

Cost of Sales

Cost of Sales represents costs directly related to the production and sale of the Company’s products. Primary costs include finished goods, production labor, and supplies.

Share Based Payments

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights, are measured at their fair value on the awards’ grant date, and based on the estimated number of awards that are ultimately expected to vest. Share-based payment awards issued to nonemployees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded as a component of general and administrative expense.

Income Taxes

We account for income taxes using the liability method. Deferred income taxes reflect temporary differences in reporting assets and liabilities for income tax and financial accounting purposes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Earnings Per Share

The basic loss per common share, which excludes dilution, is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding.

Recent Accounting Pronouncements

In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its financial statements.

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

Effective June 30, 2009, the Company adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting. The first update, as codified in ASC 820-10-65, provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update, as codified in ASC 320-10-65, changes accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, as codified in ASC 825-10-65, increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting updates did not have a material impact on the Company’s financial statements.

Effective June 30, 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC 855-10. The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have a material impact on the Company’s financial statements.

Effective January 1, 2009, the Company adopted an accounting standard update regarding the determination of the useful life of intangible assets. As codified in ASC 350-30-35, this update amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under intangibles accounting. It also requires a consistent approach between the useful life of a recognized intangible asset under prior business combination accounting and the period of expected cash flows used to measure the fair value of an asset under the new business combinations accounting (as currently codified under ASC 850). The update also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The adoption did not have a material impact on the Company’s financial statements.

Effective January 1, 2009, the Company adopted a new accounting standard update regarding business combinations. As codified under ASC 805, this update requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. The adoption did not have a material impact on the Company’s financial statements.

In February 2008, the FASB issued an accounting standard update that delayed the effective date of fair value measurements accounting for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. These include goodwill and other non-amortizable intangible assets. The Company adopted this accounting standard update effective January 1, 2009. The adoption of this update to non-financial assets and liabilities, as codified in ASC 820-10, did not have a material impact on the Company’s financial statements.

Results of Operations

The following table sets forth selected financial information related to operations for the periods indicated expressed in dollars as well as a percentage of sales:

	TWELVE MONTHS ENDED AUGUST 31,
	2009		2008
	(in thousands)
Net Sales	$3,499	100.0%	$4,418	100.0%
Cost of Goods Sold	1,323	37.8	1,664	37.6
Gross Profit	2,176	62.2	2,754	62.3
Operating Expenses
Selling Expenses	905	25.9	1,081	24.5
General & Administrative Exp	1,427	40.8	1,894	54.1
Total Operating Expenses	2,332	66.6	2,976	85.1
Loss from Operations	(156)	(4.5)	(222)	(5.0)
Other (Income)/Expense	85	2.5	(2)	-
Net Loss	$(71)	(2.0)	$(224)	(5.0)%

Year Ended August 31, 2009 Compared to the Year Ended August 31, 2008

Net Sales

Net sales decreased by $918,480, or 20.8%, from $4,417,887 for the year ended August 31, 2008 to $3,499,407 for the year ended August 31, 2009. This decline in year over year sales growth is mainly attributable to a combination of two factors. First, the impact of the general economic downturn resulted in, among other things, a reduction in purchase orders from our largest distributor (which reduced its inventory levels for items that were not selling as well as originally projected) and the discounting of products to drive sales in a more price-conscious market. Second, our strategic shift from selling almost exclusively to end users to an expansion of our indirect sales through international distributors, OEM and third party relationships resulted in lower average sales price per unit when compared to the average sales price per unit for direct sales even though we experienced an increase in the number of units sold. We are now in the process of building a direct sales force aimed at the dental and surgery markets to complement our indirect sales efforts.

Gross Profit

Gross profit decreased by $577,877 or 21% from $2,753,786 for the year ended August 31, 2008 to $2,175,909 for the year ended August 31, 2009. The decrease in gross profit was mainly due to a reduction in average unit sales prices resulting from our strategic shift from selling directly to end users to selling indirectly through international distributors, OEM and third party relationships as well as the price discounting to help drive sales. In addition, with the release of our new Lithium Polymer battery pack in 2008, all customers who purchased the predecessor battery pack from us were eligible for an upgrade at substantial discount. As most customers did upgrade to the new model, this resulted in a decrease in sales for this product, reducing overall gross profit.

The gross margin was 62.2% of net sales for the year ended August 31, 2009 compared to 62.3% of net sales for the year ended August 31, 2008. This slight improvement in gross margins was due to the change in the mix between loupe sales and headlight sales, with light sales now accounting for almost half of all our sales before sales discounts.

Operating Expenses

Operating expenses, which include selling and marketing expenses and general and administrative expenses decreased by $644,161, or 21.6%, to $2,331,635 for the year ended August 31, 2009 as compared to $2,975,796 for the year ended August 31, 2008.

Selling and marketing expenses were $904,655 for the year ended August 31, 2009 a decrease of $176,770 or 16.3% from $1,081,425 for the previous year ended August 31, 2008. This decrease is mainly related to our enhanced channel sales efforts where we decreased our direct sales, marketing, advertising and direct mail campaigns. We also realized decreased travel costs related to our redirected and refocused sales efforts.

General and administrative expenses were $1,426,980 for the year ended August 31, 2009 a decrease of $467,391 or 24.7% over previous year end total of $1,894,371. This decrease is mainly attributable to two factors. First, the decline in legal costs during fiscal year 2009 as a result of the settlement of two competitor lawsuits during fiscal year 2008. Second, an approximate $300,000 decrease in salaries resulting from the departure of former officers.

Loss from Operations

Operating loss for the year ended August 31, 2009 decreased by $66,284 or 29% to $155,726 as compared to $222,010 for the year ended August 31, 2008. The reduction in loss from operations is related to the continuing refinement of our business model to reflect the changing distribution channel strategy and the one-time impact of the settlement of legal actions. These efforts have led to significant cost savings related to shipping, marketing, sales and customer service labor, and travel expenses.

Interest Income (Expense)

Net interest expense for the year ended August 31, 2009 of $8,784 is mainly related to a line of credit we obtained in 2008, compared to $5,918 in 2008. Interest income for 2009 was $458, as compared to $4,320 in 2008, a decrease of $3,862. The decrease was attributable to less cash being available for investment in our money market variable interest account during fiscal year 2009.

Income Taxes

During the year ended August 31, 2009, there was a $2,400 provision for minimum state income taxes due to our net loss, and a valuation allowance on the resulting deferred tax asset. For the twelve months ended August 31, 2008, we recorded an income tax provision of $800.

Net Loss

Net loss for the year ended August 31, 2008 was $71,376 as compared to $223,608 for the year ended August 31, 2008. Loss per common share was $0.02 and $0.04 for the years ended August 31, 2009 and 2008, respectively.

Liquidity and Capital Resources

We assess our liquidity by our ability to generate cash to fund operations. Significant factors in the management of liquidity are: funds generated by operations; levels of accounts receivable, inventories, accounts payable and capital expenditures; adequate lines of credit; and financial flexibility to attract long-term capital on satisfactory terms. As of August 31, 2009, we had cash and cash equivalents of $17,651.

To date, we have financed operations principally through internally generated funds, a private line of credit, and equity capital. Our ability to generate positive operational cash flow is dependent upon increasing revenues through the sales of existing product lines. We are also expanding our revenue base beyond our retail operations into both domestic and international distributor relationships and aggressively signing up new international distributors through our IDP program.

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

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As of August 31, 2009, we had an accumulated deficit of $5,592,201 and recurring losses from operations. We also had negative working capital of $728,819 as of August 31, 2009. For the year ended August 31, 2009, we had net cash provided by operating activities; however we do not have history of financial stability or sources of cash that can be relied upon to sustain operations for current and expected future growth. We also accrued dividends; however there is insufficient cash available to pay holders of the Series A preferred stock. These factors, among others, raise doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Net cash provided by operating activities was $27,103 for the year ended August 31, 2009 as compared with net cash used in operating activities of $245,569 for the year ended August 31, 2008.  The improvement in operating cash flows was a direct result of our strategic shift from selling directly to end users to indirectly through international distributors, OEM and third party relationships. Utilization of our partner resources to market and sell our products allowed for the reduction in internal sales and marketing expenditures.

Net cash used in investing activities during the years ended August 31, 2009 and 2008 was $46,339 and $57,806, respectively. These expenditures were mainly related to the purchase of capital equipment.

Net cash used in financing activities during the year ended August 31, 2009 was $75,000 as compared with net cash provided by financing activities during the year ended August 31, 2008 of $150,000. The cash inflow in 2008 resulted from the proceeds from a line of credit with an unaffiliated shareholder of the Company, entered into on March 25, 2008 carrying an interest rate of 9% per annum. During fiscal year 2009, we repaid $75,000 of principal of the line of credit plus then accrued interest of $9,986. As of August 31, 2009, the outstanding balance of the line of credit was $79,716.

We also owe accrued dividends on Series A Preferred Stock in the amount of $804,813, which is not anticipated to be paid within the next 12 months.

Contractual Obligations

We signed a five-year lease on 3,399 rentable square feet effective June 15, 2009. The location remains at 4030 Palos Verdes Drive, North in Rolling Hills Estates, California but we have added 1,309 square feet to the leased office space. The lease obligation based on monthly rent is $77,497 for each of the next five years with annual adjustments based on inflation.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7A. QUANTITIVATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Management assessed the effectiveness of our internal control over financial reporting at August 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, at August 31, 2009, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors, Executive Officers and Significant Employees

Set forth below is certain information with respect to the individuals who are our directors, executive officers and significant employees.

Name	Age	Position
Suzanne Lewsadder	63	Chief Executive Officer, Director and Treasurer
Patrick Adams	52	Chief Financial Officer
Shemiran Hart	51	Director
Sharon Biddle	57	Director
David Frankel	61	Director
Jeffrey Lewsadder	53	Director
Terri Wiest	62	National Sales Director, Dental Hygiene
Martin Chaput	41	Online Marketing Manager

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

Patrick Adams has served as our Chief Financial Officer since April 14, 2009. Mr. Adams was previously Chief Financial Officer for Dualstar Entertainment Group, Inc. from 2007 until 2008 and for Performance Publishing Group, Inc. from 1994 until 2007. He has over 25 years of experience in operational finance and accounting positions. Prior to his position at Performance Publishing Group, Inc. he held management positions in large, publicly held companies including Northwest Natural Gas Company (NYSE), The Times Mirror Company (NYSE), and Knott’s Berry Farm. He holds a Master of Business Administration degree from American University in Washington, D.C. and a Bachelor of Arts degree from Duke University in Durham, North Carolina.

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

Jeffrey Lewsadder has served as one of our directors since November 30, 2005. Mr. Lewsadder also served as our President and Secretary from November 30, 2005 until July 9, 2009 and as SheerVision-CA's President since co-founding the company in 1999 until July 9, 2009. Jeffrey Lewsadder is the husband of Suzanne Lewsadder.

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

Meetings and Committees of the Board

During the year ended August 31, 2009, our board of directors held one meeting and took actions by written consent on three occasions.

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

Nominating Committee

Each member of our board of directors participates in the consideration of director nominees. Stockholders may submit in writing to our Secretary at our address set forth elsewhere in this Annual Report on Form 10-K the names and five year backgrounds for the board of directors' consideration in its selection of nominees for directors. Currently, our share ownership is relatively concentrated in Suzanne Lewsadder, our Chief Executive Officer and Jeffrey Lewsadder, a director; as such, it is improbable that any board nominee found to be unqualified or unacceptable by the majority stockholders could be selected as a member of the board of directors. Accordingly, there is no nominating committee and we do not rely on pre-approval policies and procedures for our nomination process. We intend to implement the necessary formation of a nominating committee and will establish proper policies and procedures upon such time as our share ownership is more diversified.

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

Based solely upon a review of Forms 3, 4 and 5 furnished to us, we are not aware of any person who, at any time during the fiscal year ended August 31, 2009, was a director, officer, or beneficial owner of more than 10% of our common stock and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the compensation earned during the years ended August 31, 2009 and 2008 by our Chief Executive Officer, former President and Chief Financial Officer and our two most highly compensated non-executive officers. We refer to such individuals as “named executive officers”:

Name and Principal Position	Year (1)	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation ($)	All Other Compensation ($) (3)	Total ($)

Suzanne Lewsadder	2009	175,000		27,314	—	—	—	—	25,384	227,698
Chairman and Chief
Executive Officer	2008	112,500		27,686	—	—	—	—	28,028	168,214

Jeffrey Lewsadder	2009	142,324		35,382	—	—	—	—	23,409	201,115
Former President and
Secretary(4)	2008	112,500		20,750	—	—	—	—	26,330	159,580

Patrick Adams	2009	37,500	(5)	—	—	—	—	—	5,568	43,068
Chief Financial Officer	2008	—		—	—	—	—	—	—	—

Terri Wiest
National Sales Director,	2009	84,988	(6)	—	—		—	—	7,764	92,752
Dental Hygiene Division	2008	107,733	(7)	—	—	15,734-	—	—	8,503	131,970

Martin Chaput	2009	80,000		—	—		—	—	16,070	96,070
Online Marketing	2008	80,000		—	—	7,867	—	—	12,276	100,143
Manager

(1)	The information is provided for each fiscal year referenced beginning September 1 and ending August 31.

(2)
The amounts reflect the compensation expense in accordance with FAS 123(R) of these option awards. The assumptions used to determine the fair value of the option awards for fiscal year ended August 31, 2009 are set forth in Note 9 of our audited consolidated financial statements included in our Form 10-K for fiscal year ended August 31, 2009. Our named executive officers will not realize the value of these awards in cash unless and until these awards are exercised and the underlying shares subsequently sold.

(3)	See “All Other Compensation” table below.

(4)	On July 9, 2009, our Board of Directors terminated Mr. Lewsadder as our President and Secretary and ratified termination of Mr. Lewsadder’s employment effective June 26, 2009.

(5)	The referenced individual is entitled to a salary of $100,000 per annum, and a guaranteed bonus of $25,000. The amount referenced reflects the amount earned during fiscal year 2009.

(6)	Includes $14,988 in commission.

(7)	Includes $44,400 in commission.

All Other Compensation

All Other Compensation amounts in the Summary Compensation Table consist of the following:

Name	Year	Automobile Related Expenses ($)	Medical Related Expenses ($)	Insurance Premium ($)	Total ($)
Suzanne	2009	9,331	15,151	902	25,384
Lewsadder	2008	11,043	16,082	902	28,058

Jeffrey	2009	17,239	5,743	428	23,410
Lewsadder	2008	11,312	14,447	570	26,330

Patrick	2009	—	5,430	138	5,568
Adams	2008	—	—	—

Terri	2009	—	7,173	592	7,765
Wiest	2008	—	7,957	546	8,503

Martin	2009	—	15,969	101	16,070
Chaput	2008	—	12,216	60	12,276

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning stock options and stock awards held by the named executive officers as of August 31, 2009.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock Held That Have Not Vested (#)	Market Value of Shares or Units of Stock Held That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Suzanne Lewsadder, CEO and Treasurer	—		—	—	—	—	—	—	—	—

Jeffrey Lewsadder
Former President and Secretary	—		—	—		—	—	—	—	—

Patrick Adams
Chief Financial Officer(1)	—		—	—	—	—	—	—	—	—

Terri Wiest; National Sales Director, Dental Hygiene Division	100,000	(1)	—	—	0.20	03/20/18	—	—	—	—

Martin Chaput Online Marketing Manager	50,000	(1)	—	—	0.20	03/20/18	—	—	—	—

(1)	These options were granted under our 2007 Stock Option Plan, the first half of which vested on March 20, 2008 and the second half of which vested on December 31, 2008.

Employment Agreements

Currently, we do not maintain employment agreements with our executive officers. We intend to enter into an employment agreement with each executive officer prior to September 1, 2010. We anticipate that these agreements will contain provisions which will be comparable to those of similarly situated companies in our industry with respect to confidentiality, non-competition and assignment of intellectual property.

Stock Option Plans

2007 Stock Option Plan

On January 25, 2007, our board of directors adopted, and on the same date, holders of a majority of the voting power of the outstanding shares of our capital stock approved, our 2007 Stock Option Plan (the “Plan”). The Plan authorizes the grant of options and stock purchase rights with respect to up to an aggregate of 3,000,000 shares of our common stock to our or our subsidiaries’ employees and directors and individuals, including consultants, performing services for us or our subsidiaries. As of August 31, 2009, 386,000 options are outstanding under the Plan.

2007 Stock Option Plan for Independent and Non-Employee Directors

On January 25, 2007, our board of directors adopted, and on the same date, holders of a majority of the voting power of the outstanding shares of our capital stock approved, the 2007 Stock Option Plan for Independent and Non-Employee Directors (the “Directors Plan”) for the purpose of promoting our interests and those of our stockholders by increasing the proprietary and vested interest of such directors in our growth and performance. The Directors Plan authorizes the grant of options with respect to up to an aggregate of 200,000 shares of our common stock. As of August 31, 2009, no options are outstanding under the Directors Plan.

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

Compensation of Directors

During the fiscal year ended August 31, 2009, directors received no compensation for their services as directors. Pursuant to our By-Laws, directors may receive such compensation for their services and such reimbursement of expenses for attending meetings as our board of directors may determine from time to time. Pursuant to our 2007 Stock Option Plan for Independent and Non-Employee Directors, our independent directors are entitled to a grant of options to purchase our common stock. See “Executive Compensation - Stock Option Plans” above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of October 31, 2009 the beneficial ownership of (i) each person known by us to beneficially own five percent (5%) or more of the outstanding shares; (ii) our named executive officers; and (iii) our officers and directors as a group.

As used in the table below and elsewhere in this Annual Report on Form 10-K, the term “beneficial ownership” with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the next 60 days following the date hereof. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated. The table below is based on 12,756,023 shares of our common stock outstanding as of October 31, 2009.

Except as otherwise noted, the address of the referenced individual is c/o SheerVision, Inc., 4030 Palos Verdes Drive North, Suite 104, Rolling Hills, California 90274.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned		Percentage of Class Beneficially Owned
Suzanne Lewsadder(1)(2)	9,219,137	(3)	72.3%

Jeffrey Lewsadder(1)	9,219,137	(3)	72.3%

Shemiran Hart(1)	0		0%

Sharon Biddle(1)	29,166	(4)	* %

David Frankel(1)	29,166	(4)	* %

Patrick Adams(2)	0		0%

Terri Wiest	100,000	(5)	* %

Martin Chaput	50,000	(5)	* %

All Current Executive Officers and
Directors as a Group (6 persons)	9,277,469	(6)	72.5%

*	Less than one percent

(1)	Indicates Director.

(2)	Indicates Officer.

(3)
In the case of Suzanne Lewsadder, includes the shares of common stock beneficially owned by Jeffrey Lewsadder. In the case of Jeffrey Lewsadder, includes the shares of common stock beneficially owned by Suzanne Lewsadder.

(4)	Includes 20,833 shares of common stock issuable upon the conversion of Series A Preferred Stock.

(5)	Represents shares of common stock issuable upon exercise of options within 60 days following October 31, 2009.

(6)	Includes 41,666 shares of common stock issuable upon the conversion of Series A Preferred Stock.

Equity Compensation Plan Information

The following table sets forth information with respect to our 2007 Stock Option Plan and our 2007 Stock Option Plan for Independent and Non-Employee Directors as of August 31, 2009:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weight-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	386,000	(1)	$0.20	2,814,000	(2)

Equity compensation plans not approved by security holders	—		—	—

Total	386,000	(1)	$0.20	2,814,000	(2)

(1)	Represents shares of our common stock issuable upon exercise of outstanding options under our 2007 Stock Option Plan.

(2)
Represents up to 2,614,000 shares of our common stock authorized for issuance under our 2007 Stock Option Plan and up to 200,000 shares of our common stock authorized for issuance under our 2007 Stock Option Plan for Independent and Non-Employee Directors.

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

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

As of August 31, 2009, aggregate fees billed to us by our independent registered public accounting firms are as follows:

Summary:	2009		2008

Audit fees	$103,193	(1)	$83,152	(2)
Audit related fees	-		-
Tax fees	-		-
Other fees	-		-

(1)	Amount represents $58,000 billed to us by Berman & Company P.A. and $45,193 billed to us by Miller Ellin & Company LLP.
(2)	Amount represents fees billed to us by Miller Ellin & Company LLP.

ITEM 15. EXHIBITS AND INDEX OF EXHIBITS

The Exhibits below are included as part of this Annual Report on Form 10-K.

Exhibit No.	Description

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

Dated: December 15, 2009

SHEERVISION INC.

	By:	/s/ Suzanne Lewsadder
Suzanne Lewsadder
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Suzanne Lewsadder	Chief Executive Officer	December 15, 2009
Suzanne Lewsadder	and Director
(Principal Executive Officer)

/s/ Patrick Adams	Chief Financial Officer	December 15, 2009
Patrick Adams	(Principal Financial and
Accounting Officer)

/s/ Shemiran Hart	Director	December 15, 2009
Shemiran Hart

/s/ Sharon Biddle	Director	December 15, 2009
Sharon Biddle

/s/ David Frankel	Director	December 15, 2009
David Frankel

SHEERVISION, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2009 AND 2008

Page(s)

Report of Independent Registered Public Accounting Firm	F-3

Financial Statements:

Consolidated Balance Sheets as of August 31, 2009 and 2008	F-5

Consolidated Statements of Operations for the years ended
August 31, 2009 and 2008	F-6

Consolidated Statement of Changes in Stockholders’ Equity/ (Deficit)
for the years ended August 31, 2009 and 2008	F-7

Consolidated Statements of Cash Flows for the years ended
August 31, 2009 and 2008	F-8

Notes to Consolidated Financial Statements	F-9 - F-27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
SheerVision, Inc.

We have audited the accompanying consolidated balance sheets of SheerVision, Inc. and Subsidiary as of August 31, 2009, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of SheerVision, Inc. and Subsidiary as of August 31, 2008 were audited by other auditors whose report dated November 21, 2008, expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sheer Vision, Inc. and Subsidiary as of August 31, 2009, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net loss of $71,376 for the year ended August 31, 2009; and a working capital deficit of $728,819, an accumulated deficit of $5,592,201 and a stockholders' deficit of $593,838 at August 31, 2009. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Berman & Company, P.A.

Boca Raton, Florida
December 11, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders.
SheerVision. Inc. and Subsidiary

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal controls over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of’ expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SheerVision, Inc. as of August 31, 2008 and 2007 and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company had negative cash flow from operations of $245,569, negative working capital of $411,318 and an accumulated deficit of $5,228,744 at August 31, 2008, and recurring losses from operations.  These factors, among others, raise doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note l.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Miller, Ellin & Company, LLP
MILLER ELLIN & COMPANY, LLP

New York, New York
November 21, 2008

SheerVision, Inc. and Subsidiary
Consolidated Balance Sheets

	August 31, 2009	August 31, 2008

Assets

Assets:
Cash	$17,651	$111,887
Accounts receivable	257,616	399,950
Inventory	339,663	254,052
Prepaid expenses and other current assets	87,654	45,387
Total Current Assets	702,584	811,276

Property and equipment - net	134,981	141,894

Intangible assets - net	-	7,520

Total Assets	$837,565	$960,690

Liabilities and Stockholders' Deficit

Liabilities:
Accounts payable	$415,838	$423,180
Accrued expenses and other current liabilities	77,184	84,269
Line of credit	75,000	150,000
Accrued dividends - Series A convertible preferred stock	804,813	565,145
Derivative liabilities - warrants	58,568	-
Total Current Liabilities	1,431,403	1,222,594

Stockholders' Deficit:
Preferred stock, Series A, 9% cumulative convertible, ($0.001 par value, $10 per share stated value, liquidation preference of $3,449,023, 350,000 shares authorized, 264,421 and 266,296 issued and outstanding)	264	266
Common stock, ($0.001 par value, 90,000,000 shares authorized, 12,756,023 and 12,735,190 shares issued and outstanding)	12,756	12,735
Additional paid in capital	4,985,343	4,953,839
Accumulated deficit	(5,592,201)	(5,228,744)
Total Stockholders' Deficit	(593,838)	(261,904)

Total Liabilities and Stockholders' Deficit	$837,565	$960,690

See accompanying notes to financial statements

SheerVision, Inc. and Subsidiary
Consolidated Statements of Operations

	For the Years Ended August 31,
	2009	2008

Sales - net	$3,499,407	$4,417,887

Cost of sales	1,323,498	1,664,101

Gross profit	2,175,909	2,753,786

Operating expenses:
General and administrative	1,426,980	1,894,371
Selling and marketing	904,655	1,081,425
Total operating expenses	2,331,635	2,975,796

Loss from operations	(155,726)	(222,010)

Other income (expense)
Interest income	458	4,320
Other income	126,797	-
Interest expense	(8,784)	(5,918)
Impairment loss	(15,577)	-
Change in fair value of derivative liabilities - warrants	(18,544)	-
Total other income - net	84,350	(1,598)

Net loss	$(71,376)	$(223,608)

Less: Preferred stock dividends - Series A convertible preferred stock	(239,668)	(240,774)

Net loss applicable to common shareholders	$(311,044)	$(464,382)

Net loss per common share - basic and diluted	$(0.02)	$(0.04)

Weighted average number of common shares outstanding during the year - basic and diluted	12,751,114	12,721,720

See accompanying notes to financial statements

SheerVision, Inc. and Subsidiary
Consolidated Statement of Changes in Stockholders' Equity/(Deficit)
For the Years Ended August 31, 2009 and 2008

	Preferred Stock, $0.001 Par Value		Common Stock, $0.001 Par Value		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Equity/(Deficit)

Balance, August 31, 2007	270,046	$270	12,693,523	$12,694	$4,857,051	$(4,764,363)	$105,652

Conversion of preferred stock	(3,750)	(4)	41,667	41	(37)	-	-

Share based payment	-	-	-	-	96,825	-	96,825

Dividends accrued on preferred stock	-	-	-	-	-	(240,774)	(240,774)

Net loss, 2008	-	-	-	-	-	(223,607)	(223,607)

Balance, August 31, 2008	266,296	266	12,735,190	12,735	4,953,839	(5,228,744)	(261,904)

Conversion of preferred stock	(1,875)	(2)	20,833	21	(19)	-	-

Share based payment	-	-	-	-	19,134	-	19,134

Reclassification of derivative liability at fair value in connection with expiration of warrants	-	-	-	-	12,389	-	12,389

Recognition of derivative liability related to adoption of FASB ASC 815-40-15	-	-	-	-	-	(52,413)	(52,413)

Dividends accrued on preferred stock	-	-	-	-	-	(239,668)	(239,668)

Net loss, 2009	-	-	-	-	-	(71,376)	(71,376)

Balance, August 31, 2009	264,421	$264	12,756,023	$12,756	$4,985,343	$(5,592,201)	$(593,838)

See accompanying notes to financial statements

SheerVision, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	For the Years Ended August 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(71,376)	$(223,608)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	45,195	34,346
Stock based compensation	19,134	96,825
Impairment loss	15,577	-
Change in fair value of derivative liabilities - warrants	18,544	-
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	142,334	(349,553)
Inventory	(85,611)	87,167
Prepaid expenses and other current assets	(42,267)	27,777
Increase (Decrease) in:
Accounts payable	(7,342)	86,167
Accrued expenses and other current liabilities	(7,085)	(4,690)
Net Cash Provided by (Used in) Operating Activities	27,103	(245,569)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(46,339)	(57,806)
Net Cash Used in Investing Activities	(46,339)	(57,806)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	-	150,000
Repayment on line of credit	(75,000)	-
Net Cash Provided by (Used in) Financing Activities	(75,000)	150,000

Net Decrease in Cash	(94,236)	(153,375)

Cash and Cash Equivalents - Beginning of Year	111,887	265,262

Cash and Cash Equivalents - End of Year	$17,651	$111,887

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$2,400	$1,600
Interest	$9,986	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Accrued preferred stock dividends - Series A convertible preferred stock	$239,668	$240,774
Issuance of common stock in connection with conversion of Series A convertible preferred stock	$21	$41
Recognition of derivative liability related to adoption of FASB ASC 815-40-15	$52,413	$-
Reclassification of derivative liability at fair value in connection with expiration of warrants	$12,389	$-

See accompanying notes to financial statements

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
August 31, 2009 and 2008

Note 1 Organization, Nature of Operations and Summary of Significant Accounting Policies

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

Also, see Note 2 regarding going concern matters.

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

Such estimates and assumptions impact, among others, the following: the estimated useful lives for property and equipment, the fair value of warrants granted in connection with various financing transactions, share-based payments, and the fair value of derivative liabilities.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates.

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
August 31, 2009 and 2008

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at August 31, 2009 or 2008, respectively.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At August 31, 2009 and 2008, respectively, the balance did not exceed the federally insured limit.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable represent balances due from customers for the sale of the Company’s products. An allowance for doubtful accounts is provided for those accounts receivable considered to be potentially uncollectible, based upon historical experience and management’s evaluation of outstanding accounts receivable at each reporting period. At August 31, 2009 and 2008, respectively, there was no allowance required.

Inventory

Inventory is valued at the lower of cost or market, determined on a first-in, first-out basis. At August 31, 2008, inventory consisted of finished goods and raw materials. At August 31, 2009, the Company only purchased inventory as finished goods and no longer carries raw materials as inventory.  Because of the technical nature of the products, the Company may be exposed to a number of factors that could result in portions of its inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes in its markets, competitive pressures in products and prices, and the introduction of new product lines. The Company regularly evaluates its ability to realize the value of its inventory based on a combination of factors, including historical usage rates, forecasted sales, product life cycles, and market acceptance of new products. When inventory that is obsolete or in excess of anticipated usage is identified, it is written down to its net realizable value or an inventory valuation reserve is established.

For the years ended August 31, 2009 and 2008, respectively, the Company did not record any write-downs to net realizable value for obsolescence.

Property and Equipment

Property and equipment are stated at cost and are being depreciated using the straight-line method over the estimated useful lives of the related assets.

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
August 31, 2009 and 2008

Long Lived Assets

The Company carries long-lived assets at the lower of their carrying amount or their fair value. The Company periodically review the carrying values of its long-lived assets when events or changes in circumstances indicate that it is more likely than not that their carrying values may exceed their fair values, and record an impairment charge when considered necessary.

When circumstances indicate that an impairment may have occurred, the Company tests such assets for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of such assets and their eventual disposition to their carrying amounts. If the undiscounted future cash flows are less than the carrying amount of the asset, an impairment loss, measured as the excess of the carrying value of the asset over its estimated fair value, is recognized. Fair value, for purposes of calculating impairment, is measured based on estimated future cash flows, discounted at a market rate of interest.

Warrants and Derivative Liabilities

The Company reviews any common stock purchase warrants and other freestanding derivative financial instruments at each balance sheet date and will classify on the balance sheet as:

a)
Equity if they (i) require physical settlement or net-share settlement, or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement), or as

b)
Assets or liabilities if they (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company’s control), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

The Company assesses classification of its common stock purchase warrants and other freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including the Company’s current assets (exclusive of cash) and current liabilities, approximate fair value due to the relatively short period to maturity for these instruments.

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
August 31, 2009 and 2008

Revenue Recognition

The Company’s surgical loupes and lighting products need no installation and are ready for use upon receipt by the customer.

The Company records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the sales price to the customer is fixed or determinable, and (4) collectibility is reasonably assured.  Products sold are delivered by shipments made through common carrier and revenue is recognized upon shipment to the customer.  Discounts and sales incentives are recognized as a reduction of revenue at the time of sale.  The Company offers an unconditional satisfaction guarantee for a 30 day period and permits product returns within 30 days of purchase, at which time returns are accepted and refunds are made.  Historically, returns have been minimal. The Company has determined that recognition of revenue on the date of shipment is appropriate, given that no history or material trends have developed associated with returns.  As a result, management has determined that no reserve is required. Shipping charges and special orders are nonrefundable.

Cost of Sales

Cost of sales represents costs directly related to the production and sale of the Company’s products. Primary costs include direct labor, finished goods and supplies.

Advertising

Costs incurred for producing and communicating advertising of the Company are charged to operations as incurred. Advertising expense has been included in the statement of operations as a component of general and administrative expense. Advertising expense for the years ended August 31, 2009 and 2008, were $12,639 and $77,495, respectively.

Income Taxes

The Company accounts for income taxes under the liability method.  Deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Company uses a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments.  At August 31, 2009 and 2008, respectively, the Company did not record any liabilities for uncertain tax positions.

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
August 31, 2009 and 2008

Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive.

The computation of basic and diluted loss per share for the years ended August 31, 2009 and 2008 excludes the following potentially dilutive securities because their inclusion would be anti-dilutive due to the Company’s net loss during the period:

	August 31, 2009	August 31, 2008

Convertible preferred stock	2,938,011	2,958,844

Stock options	386,000	511,000

Stock warrants	977,276	1,488,989

Total common stock equivalents	4,301,287	4,958,833

Segment Information

During the fiscal years 2009 and 2008, respectively, the Company only operated in one segment; therefore, segment information has not been presented.

Share Based Payments

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights, are measured at their fair value on the awards’ grant date, and based on the estimated number of awards that are ultimately expected to vest. Share-based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded as a component of general and administrative expense.

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
August 31, 2009 and 2008

Recent Accounting Pronouncements

In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its financial statements.

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

Effective June 30, 2009, the Company adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting. The first update, as codified in ASC 820-10-65, provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update, as codified in ASC 320-10-65, changes accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, as codified in ASC 825-10-65, increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting updates did not have a material impact on the Company’s financial statements.

Effective June 30, 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC 855-10. The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have a material impact on the Company’s financial statements.

Effective January 1, 2009, the Company adopted an accounting standard update regarding the determination of the useful life of intangible assets. As codified in ASC 350-30-35, this update amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under intangibles accounting. It also requires a consistent approach between the useful life of a recognized intangible asset under prior business combination accounting and the period of expected cash flows used to measure the fair value of an asset under the new business combinations accounting (as currently codified under ASC 850). The update also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The adoption did not have a material impact on the Company’s financial statements.

Effective January 1, 2009, the Company adopted a new accounting standard update regarding business combinations. As codified under ASC 805, this update requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. The adoption did not have a material impact on the Company’s financial statements.

In February 2008, the FASB issued an accounting standard update that delayed the effective date of fair value measurements accounting for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. These include goodwill and other non-amortizable intangible assets. The Company adopted this accounting standard update effective January 1, 2009. The adoption of this update to non-financial assets and liabilities, as codified in ASC 820-10, did not have a material impact on the Company’s financial statements.

Reclassifications

Certain amounts in the fiscal year 2008 financial statements have been reclassified to conform to the fiscal year 2009 presentation.  The results of these reclassifications did not materially affect financial position, results of operations or cash flows.

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
August 31, 2009 and 2008

Note 2 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $71,376 for the year ended August 31, 2009, a working capital deficit of $728,819, an accumulated deficit of $5,592,201 and a stockholders’ deficit of $593,838 at August 31, 2009.

For the year ended August 31, 2009, the Company had net cash provided by operating activities; however, the Company does not yet have history of financial stability or sources of cash that can be relied upon to sustain operations for current and expected future growth.  The Company also has accrued dividends; however, there is insufficient cash available to pay these holders of the Series A convertible preferred stock.

These factors, among others, raise doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

In response to these problems, management has taken the following actions:

•	the Company is expanding its revenue base beyond direct sales to OEM, original equipment manufacturing, and third party sales in the international and medical/surgical markets;

•	the Company is aggressively signing up new international distributors;

•	the Company is seeking third party debt and/or equity financing;

•	the Company is cutting operating costs; and

•	the Company is currently negotiating an extension on its line of credit.

Note 3 Fair Value

The Company has categorized its assets and liabilities recorded at fair value based upon the fair value hierarchy specified by GAAP.

The levels of fair value hierarchy are as follows:

•	Level 1 inputs utilize unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access;

•
Level 2 inputs utilize other-than-quoted prices that are observable, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs such as interest rates and yield curves that are observable at commonly quoted intervals; and

•	Level 3 inputs are unobservable and are typically based on the Company’s own assumptions, including situations where there is little, if any, market activity.

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
August 31, 2009 and 2008

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the Company categorizes such financial asset or liability based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Both observable and unobservable inputs may be used to determine the fair value of positions that are classified within the Level 3 category. As a result, the unrealized gains and losses for assets within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs.

The following are the major categories of liabilities measured at fair value on a nonrecurring basis during the year ended August 31, 2009, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1: Quoted Prices in Active Markets for Identical Liabilities	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at August 31, 2009
Derivative Liabilities	$-	$-	$58,568	$58,568
Total	$-	$-	$58,568	$58,568

There were no instruments requiring a fair value classification at August 31, 2008.

Note 4 Inventory

Inventory consisted of the following at August 31, 2009 and 2008:

	August 31, 2009	August 31, 2008

Finished goods	$339,663	$249,802
Raw materials	-	4,250
Total	$339,663	$254,052

Note 5 Property and Equipment

At August 31, 2009 and 2008, respectively, property and equipment consisted of the following:

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
August 31, 2009 and 2008

	Estimated Useful Lives	August 31, 2009 (audited)	August 31. 2008 (audited)
Manufacturing equipment	7 years	$183,491	$148,640
Office and computer equipment	5 years	43,218	49,437
Leasehold improvement	15 years	7,179	7,179
		233,888	205,256
Less: accumulated depreciation		(98,907)	(63,362)

Property and equipment - net		$134,981	$141,894

Depreciation expense for the years ended August 31, 2009 and 2008 amounted to $44,142 and $34,346, respectively.

During the years ended August 31, 2009 and 2008, the Company recorded an impairment charge of $9,110 and $0, respectively.

Note 6 Intangible Assets

During the year ended August 31, 2007, the Company filed for patent protection with the United States Patent and Trademark Office for certain developed technologies. The Company used this patent to produce a product line for the Company. At August 31, 2009, it was determined that a new design for the patented product was working sufficiently well to end production of a previously patented design.

Amortization expense for the years ended August 31, 2009 and 2008 amounted to $1,053 and $1,042, respectively.

During the years ended August 31, 2009 and 2008, the Company recorded an impairment charge of $6,467 and $0, respectively.

Note 7 Line of Credit Payable

On March 25, 2008, the Company entered into an agreement with a third-party shareholder of the Company providing for a line of credit to the Company of up to $300,000 with interest of 9%. The agreement provided that principal and interest on amounts borrowed against the line of credit are due nine months from the date of the execution of the agreement or earlier upon the occurrence of an event of default. The maturity date of the line of credit has subsequently been extended through October 19, 2009.  The line of credit is secured by a first priority security interest in the Company’s inventory and accounts receivable. Additionally, the agreement provided the lender with an option to receive a warrant exercisable for up to 600,000 shares of the Company’s common stock (depending on the amount loaned) at an exercise price of $0.075 per share and subsequently the Company provided the lender with an additional option to receive a warrant exercisable for 75,000 shares of the Company’s common stock at an exercise price of $0.075 per share.

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
August 31, 2009 and 2008

In March 2008, the Company borrowed $150,000 under the line of credit.  On December 19, 2008, the Company repaid $84,986 of principal and accrued interest due under the Company’s line of credit, reducing the principal due to $75,000.

As of August 31, 2009, the outstanding balance on the line of credit was $79,716, which includes accrued interest of $4,716. On September 19, 2009, the maturity date was extended to October 19, 2009, pending the negotiation of a new agreement. A new agreement has not been signed and the line of credit agreement is in default. The Company is renegotiating the terms of the line of credit and expects to resolve this situation during December 2009.

Note 8 Commitments and Contingencies

(A) Litigations, Claims and Assessments

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business.

In December 2008, the Company received $126,797 from an insurance carrier for a previously settled lawsuit, representing a reimbursement of legal fees.

(B) Operating Lease

The Company leases office space under a non-cancelable operating lease, expiring in June 2014.

Future minimum annual rental payments are as follows:

Fiscal Year Ended August 31,

2010	$77,497
2011	77,497
2012	77,497
2013	77,497
2014	64,581
Total minimum lease payments	$374,569

Rent expense for the years ended August 31, 2009 and 2008 was $58,792 and $52,464, respectively.

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
August 31, 2009 and 2008

Note 9 Stockholders’ Deficit

(A) Common Stock Issuances

During the year ended August 31, 2008, 3,750 shares of preferred stock were converted into 41,667 shares of common stock. The conversion price was determined by taking the stated value of $10 per share and dividing by a conversion price of $0.90 per share. The transaction was accounted for at par value with no resulting gain or loss on conversion.

During the year ended August 31, 2009, 1,875 shares of preferred stock were converted into 20,833 shares of common stock. The conversion price was determined by taking the stated value of $10 per share and dividing by a conversion price of $0.90 per share. The transaction was accounted for at par value with no resulting gain or loss on conversion.

(B) Warrants and Derivative Liabilities

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price
Outstanding – August 31, 2007	1,488,989	$0.53
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding – August 31, 2008	1,488,989	$0.53
Granted	-	-
Exercised	-	-
Forfeited	(511,713)	$1.00

Outstanding – August 31, 2009	977,276	$0.28
Exercisable –August 31, 2009	977,276	$0.28

Warrants Outstanding				Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.28	977,276	1.05 years	$0.28	977,276	$0.28

At August 31, 2009 and 2008, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

The Company issued warrants related to a debt offering in September 2005. The total number of warrants issued was 977,276 inclusive of the 238,128 warrants paid to a placement agent as a direct offering cost. The warrants have a five-year term. The exercise price is $0.28.

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
August 31, 2009 and 2008

The Company also issued 511,213 warrants related to a debt offering in April 2006. These warrants expired on April 27, 2009 and May 7, 2009. As shown in the table above, these warrants have been forfeited and are not exercisable.

In connection with the adoption of EITF 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock,” (“EITF 07-05”) on January 1, 2009 (ASC 815-40-15), the Company determined that the embedded conversion feature in the warrants (ratchet down of exercise price based upon lower exercise price in future offerings) is not indexed to the Company’s own stock and, therefore, is an embedded derivative financial liability (the “Embedded Derivative”), which requires bifurcation and to be separately accounted for pursuant to Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (ASC 815-40-25).

The Company measured the fair value of the outstanding September 2005 warrants using a Black-Scholes valuation model based upon the effectiveness of EITF 07-5 (ASC 815-40-15), if effective, would have established a commitment date since these warrants were not indexed to the Company’s own stock. As a result of the application of ASC 815-40-15, the fair value of the 977,276 warrants was determined to be $39,076 based upon the following management assumptions:

Exercise price	$0.28
Expected dividends	0%
Expected volatility	580.97%
Risk free interest rate	1.55%
Expected life of warrant in years	1.72
Expected forfeitures	0%

The fair value of these warrants was charged to accumulated deficit on August 31, 2009 as a cumulative adjustment due to a change in accounting principle.

The Company measured the fair value of April 2006 warrants using a Black-Scholes valuation model based upon the date in which EITF 07-5 (ASC 815-40-15), if effective, would have established a commitment date since these warrants were not indexed to the Company’s own stock. As a result of the application of ASC 815-40-15, the fair value of the 511,713 warrants was determined to be $13,337 based upon the following management assumptions:

Exercise price	$1.00
Expected dividends	0%
Expected volatility	580.97%
Risk free interest rate	1.55%
Expected life of warrant in years	0.32 – 0.35
Expected forfeitures	0%

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
August 31, 2009 and 2008

The fair value of these warrants was charged to accumulated deficit on August 31, 2009 as a cumulative adjustment due to a change in accounting principle.

Mark to Market

At April 27, 2009 and May 7, 2009, the expiration dates of each tranche, the Company remeasured the April 2006 warrants and recorded a fair value of $12,389 due to these warrants expiring.  As a result of the remeasurement, the Company recorded a change in fair value associated with these warrants as a gain totaling $948 for the year ended August 31, 2009. The following management assumptions were considered:

Exercise price	$1.00
Expected dividends	0%
Expected volatility	641.28 - 641.29%
Risk fee interest rate	1.87 - 2.15%
Expected life of warrant in years	0
Expected forfeitures	0%

At August 31, 2009, the fair value of the April 2006 warrant derivative liability was $12,389 and was reclassified to additional paid in capital due to the expiration of the warrants in April and May 2009.

At August 31, 2009, the Company remeasured the September 2005 warrants and recorded a fair value of $58,568.  As a result of the remeasurement, the Company recorded a change in fair value associated with these warrants as a loss totaling $19,492 for the year ended August 31, 2009. The following management assumptions were considered:

Exercise price	$0.28
Expected dividends	0%
Expected volatility	673.10%
Risk fee interest rate	2.39%
Expected life of warrant in years	1.07
Expected forfeitures	0%

(C) Stock Options

The Company maintains the SheerVision Inc. 2007 Stock Option Plan (the “ Plan ”) and the SheerVision Inc. 2007 Stock Option Plan for Independent and Non-Employee Directors (the “ Directors Plan ”). The maximum number of shares reserved under the Plan and Directors Plan is 3,000,000 and 200,000 shares, respectively. Through August 31, 2009, the Company has granted options for 661,000 shares and has had cancellations of 275,000 option shares under the Plan. As of August 31, 2009 and 2008, there were no options outstanding under the Directors Plan.

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
August 31, 2009 and 2008

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price
Outstanding – August 31, 2007	-	$-
Granted	661,000	0.20
Exercised	-	-
Forfeited	(150,000)	$0.20
Outstanding – August 31, 2008	511,000	$0.20
Granted	-	-
Exercised	-	-
Forfeited	(125,000)	$0.20
Outstanding – August 31, 2009	386,000	$0.20
Exercisable – August 31, 2009	386,000	$0.20
Weighted average fair value of options granted during the period ended August 31, 2009	-	$-

Weighted average fair value of options exercisable at August 31, 2009	$79,000	$0.20

Options Outstanding
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.20-$0.25	386,000	8.58 years	$0.20

Options Exercisable
Range of exercise price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.20-$0.25	386,000	8.58 years	$0.20

At August 31, 2009 and 2008, the total intrinsic value of options outstanding and exercisable was $0 and $0, respectively.

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
August 31, 2009 and 2008

The following summarizes the activity of the Company’s stock options that have not vested for the years ended August 31, 2009 and 2008:

	Options	Weighted Average Grant Date Fair Value
Outstanding – August 31, 2007	-	-
Granted	661,000	$0.20
Vested	(205,500)	0.20
Cancelled or forfeited	(150,000)	0.20
Outstanding – August 31, 2008	305,500	$0.20
Granted	-	-
Vested	(180,500)	0.20
Cancelled or forfeited	(125,000)	0.20
Outstanding –August 31, 2009	-	$-

Total share-based compensation cost expense for the years ended August 31, 2009 and 2008 for stock options granted amounted to $19,134 and $96,825, respectively.  Total unrecognized share-based compensation expense from non-vested stock options at August 31, 2009 and 2008 was $0 and $19,134, respectively.

(D) Convertible Preferred Stock

The Company’s outstanding Series A, cumulative convertible preferred stock has the following provisions, rights and preferences:

(1)	Dividends
a.
Dividends, at 9% per year, are payable on June 30 and September 30 each year.  If there are not sufficient funds to pay these dividends, the Company will continue to accrue until such funds are available.

b.
Since inception, the Company has not had sufficient funds to pay the accrued dividends on the convertible preferred shares that were converted into common shares.  The accrued dividends remain as a current liability.

c.
During the year ended August 31, 2009 and 2008, the Company accrued dividends on its preferred stock of $239,668 and $240,774, resulting in a cumulative balance of $804,813 and $565,145 in accrued dividends.

(2)
Voting - voted with the common stock on an as converted basis based upon the number of shares of common stock into which the convertible preferred stock is convertible at the record date for any stockholder action.

(3)	Stated value is $10 per share.
(4)	Liquidation rights-convertible preferred stock holders are senior to any other classes of stock in liquidation. These will be paid equivalent to $10 per share plus accrued dividends.

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
August 31, 2009 and 2008

(5)	Conversion rights
a.
Series A Preferred Stock are convertible into shares of common stock at $0.90 per share, after giving effect to the stated value of $10 per share, subject to adjustment in certain anti-dilutive events.

b.
In the event that the closing price for the common shares shall equal or exceed 200% of the then effective conversion price for 15 of any 30 immediately preceding consecutive trading days, the preferred stock shall convert automatically.

Note 10 Concentration of Credit Risk

The following tables represent the Company’s material concentrations:

(A)	Accounts Receivable

Customer	August 31, 2009	August 31, 2008
A	59%	86%

(B)	Sales – net

Customer	August 31, 2009	August 31, 2008
A	38%	21%

(C)	Purchases
Vendor	August 31, 2009	August 31, 2008
A	19%	18%
B	10%	-

Note 11 Income Taxes

The Company recognized deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards.  The Company will establish a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The Company has a net operating loss carryforward for tax purposes totaling approximately $3,945,000 at August 31, 2009, expiring through 2029. There is a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).  Temporary differences, which give rise to a net deferred tax asset, are as follows:

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
August 31, 2009 and 2008

Significant deferred tax assets at August 31, 2009 and 2008 are as follows:

	2009	2008
Gross deferred tax assets:
Net operating loss carryforwards	$(1,549,000)	$(1,537,000)
Total deferred tax assets	1,549,000	1,537,000
Less: valuation allowance	(1,549,000)	(1,537,000)
Net deferred tax asset recorded	$-	$-

The valuation allowance at August 31, 2008 was approximately $1,537,000. The net change in valuation allowance during the year ended August 31, 2009 was an increase of approximately $12,000.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.   Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of August 31, 2009.

The actual tax benefit differs from the expected tax benefit for the years ended August 31, 2009 and 2008 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes and 8.8% for State income taxes, a blended rate of 39.81%) as follows:

	2009	2008

Expected tax expense (benefit) – Federal	$(22,000)	$(83,000)
Expected tax expense (benefit) – State	(6,000)	(13,000)
Non-deductible stock compensation	8,000	-
Impairment loss	6,000	-
Meals and entertainment	2,000	-
Change in Valuation Allowance	12,000	96,000
Actual tax expense (benefit)	$-	$-

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
August 31, 2009 and 2008

Note 12 Subsequent Events

The Company has evaluated for subsequent events between the balance sheet date of August 31, 2009 and December 11, 2009, the date the financial statements were issued and has concluded that no recognized or non recognized subsequent events have occurred.