Form 10-Q
period 2009-11-30
SHEERVISION, INC.
filed 2010-01-19
CIK 1096187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended November 30, 2009

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

Yes ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of January 14, 2010: 12,756,023 shares outstanding of the Company’s common stock, par value, $.001

Transitional Small Business Disclosure Format (check one):
Yes ☐  No ☒

ITEM 1. FINANCIAL STATEMENTS

SHEERVISION, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2009
(UNAUDITED)

Page(s)

Financial Statements:

Consolidated Balance Sheets as of November 30, 2009 (Unaudited) and August 31, 2009 (Audited)	F-2

Consolidated Statements of Operations for the three months ended November 30, 2009 and 2008 (Unaudited)	F-3

Consolidated Statements of Cash Flows for the three months ended November 30, 2009 and 2008 (Unaudited)	F-4

Notes to Consolidated Financial Statements (Unaudited)	F-5 - F-22

SheerVision, Inc. and Subsidiary
Consolidated Balance Sheets

	November 30, 2009	August 31, 2009
	(Unaudited)	(Audited)

Assets

Assets:
Cash	$786	$17,651
Accounts receivable	89,268	257,616
Inventory	386,316	339,664
Prepaid expenses and other current assets	103,591	87,653
Total Current Assets	579,961	702,584

Property and equipment, net	123,594	134,981

Total Assets	$703,555	$837,565

Liabilities and Stockholders' Deficit

Liabilities:
Cash overdraft	$2,606	$-
Accounts payable	276,220	415,838
Accrued expenses and other current liabilities	115,969	77,184
Accrued dividends - Series A convertible preferred stock	863,039	804,813
Derivative liabilities	29,109	58,568
Line of credit	75,000	75,000
Total Current Liabilities	1,361,943	1,431,404

Stockholders' Deficit:
Preferred stock, Series A, 9% cumulative convertible, ($0.001 par value,
$10 per share stated value, liquidation preference of $3,507,250, 350,000 shares authorized, 264,421 issued and outstanding)	264	264
Common stock, ($0.001 par value, 90,000,000 shares authorized,
12,756,023 issued and outstanding)	12,756	12,756
Additional paid in capital	4,985,343	4,985,343
Accumulated deficit	(5,656,751)	(5,592,202)
Total Stockholders' Deficit	(658,388)	(593,839)

Total Liabilities and Stockholders' Deficit	$703,555	$837,565

See accompanying notes to financial statements

SheerVision, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended November 30,
	2009	2008

Sales - net	$561,172	$1,172,362

Cost of sales	119,939	466,476

Gross profit	441,233	705,886

Operating expenses:
General and administrative expenses	265,629	338,881
Selling and marketing	208,904	297,423
Total operating expenses	474,533	636,304

Income (loss) from operations	(33,300)	69,582

Other income (expense)
Interest income	-	391
Interest expense	(1,683)	(3,366)
Change in fair value of derivative liability	29,460	-
Total other income (expense) - net	27,777	(2,975)

Income (loss) before provision for income taxes	(5,523)	66,607

Provision for income taxes	800	800

Net income (loss)	$(6,323)	$65,807

Less: Preferred stock dividends - Series A convertible
preferred stock	(58,226)	(59,917)

Net loss applicable to common shareholders	$(64,549)	$5,890

Net loss per common share - basic and diluted	$(0.01)	$0.00

Weighted average number of common shares outstanding
during the period - basic and diluted	12,756,023	12,736,335

See accompanying notes to financial statements

SheerVision, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended November 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,323)	$65,807
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,387	10,098
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	168,348	191,364
Inventory	(46,652)	(278)
Prepaid expenses and other current assets	(15,938)	(94,732)
Increase (Decrease) in:
Accounts payable	(139,619)	(36,161)
Change in fair value of derivative liabilities	(29,459)	-
Accrued expenses and other current liabilities	38,785	42,094
Net Cash Provided by (Used in) Operating Activities	(19,471)	178,192

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-
Net Cash Used in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	2,606	-
Net Cash Provided by Financing Activities	2,606	-

Net Increase (Decrease) in Cash	(16,865)	178,192

Cash and Cash Equivalents - Beginning of Period	17,651	111,887

Cash and Cash Equivalents - End of Period	$786	$290,079

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$800	$1,600
Interest	$-	$5,918

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Accrued preferred stock dividends - Series A convertible preferred stock	$58,226	$59,917
Accrued interest on line of credit	$-	$3,366

See accompanying notes to financial statements

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
November 30, 2009
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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the fiscal year ended August 31, 2009. The interim results for the period ended November 30, 2009 are not necessarily indicative of the results for the full fiscal year.

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

Also see Note 2 regarding going concern matters.

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
November 30, 2009
(Unaudited)

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

Such estimates and assumptions impact, among others, the following: the estimated useful lives for property and equipment and the fair value of derivative liabilities.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at November 30, 2009 or August 31, 2009, respectively.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At November 30, 2009 and August 31, 2009, respectively, the balance did not exceed the federally insured limit.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable represent balances due from customers for the sale of the Company’s products. An allowance for doubtful accounts is provided for those accounts receivable considered to be potentially uncollectible, based upon historical experience and management’s evaluation of outstanding accounts receivable at each reporting period. At November 30, 2009 and August 31, 2009, respectively, there was no allowance required.

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
November 30, 2009
(Unaudited)

Inventory

Inventory is valued at the lower of cost or market, determined on a first-in, first-out basis. At November 30, 2009 and August 31, 2009, respectively, inventory consisted of finished goods. Due to the technical nature of the products, the Company may be exposed to a number of factors that could result in portions of its inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes in its markets, competitive pressures in products and prices, and the introduction of new product lines. The Company regularly evaluates its ability to realize the value of its inventory based on a combination of factors, including historical usage rates, forecasted sales, product life cycles, and market acceptance of new products. When inventory that is obsolete or in excess of anticipated usage is identified, it is written down to realizable value or an inventory valuation reserve is established.

For the three months ended November 30, 2009 and 2008, respectively, the Company did not record any write-downs to net realizable value for obsolescence.

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

Long Lived Assets

The Company carries long-lived assets at the lower of their carrying amount or their fair value. The Company periodically review the carrying values of our long-lived assets when events or changes in circumstances indicate that it is more likely than not that their carrying values may exceed their fair values, and record an impairment charge when considered necessary.

When circumstances indicate that impairment may have occurred, the Company tests such assets for recoverability by comparing the estimated undiscounted future cash flows expected to result from the use of such assets and their eventual disposition to their carrying amounts. If the undiscounted future cash flows are less than the carrying amount of the asset, an impairment loss, measured as the excess of the carrying value of the asset over its estimated fair value, is recognized. Fair value, for purposes of calculating impairment, is measured based on estimated future cash flows, discounted at a market rate of interest. There were no impairment charges taken during the three months ended November 30, 2009 and 2008, respectively.

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
November 30, 2009
(Unaudited)

Warrants and Derivative Liabilities

The Company reviews any common stock purchase warrants and other freestanding derivative financial instruments at each balance sheet date and will classify them on the balance sheet as:

a)
Equity if they (i) require physical settlement or net-share settlement, or (ii) give the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement), or as

b)
Assets or liabilities if they (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the Company's control), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

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

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
November 30, 2009
(Unaudited)

Cost of Sales

Cost of sales represents costs directly related to the production and sale of the Company’s products. Primary costs include direct labor, finished goods and supplies.

Advertising

Costs incurred for producing and communicating advertising of the Company are charged to operations as incurred. Advertising expense has been included in the statement of operations as a component of general and administrative expense. Advertising expense for the three months ended November 30, 2009 and 2008 was $5,555 and $26,924, respectively.

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

The computation of basic and diluted loss per share for the three months ended November 30, 2009 and 2008, respectively, excludes the following potentially dilutive securities because their inclusion would be anti-dilutive due to the Company’s net loss during the period.:

	November 30, 2009	November 30, 2008

Convertible preferred stock	2,938,011	2,938,011

Stock options	386,000	205,500

Stock warrants	977,276	1,488,989

Total common stock equivalents	4,301,287	4,652,500

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
November 30, 2009
(Unaudited)

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

Recent Accounting Pronouncements

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

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
November 30, 2009
(Unaudited)

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

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
November 30, 2009
(Unaudited)

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

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
November 30, 2009
(Unaudited)

Reclassifications

Certain amounts in the fiscal year 2009 financial statements have been reclassified to conform to the fiscal year 2010 presentation. The results of these reclassifications did not materially affect financial position, results of operations or cash flows.

Note 2 Going Concern

As reflected in the accompanying financial statements, the Company has a working capital deficit of $781,982 an accumulated deficit of $5,656,751 and a stockholders’ deficit of $658,388 at November 30, 2009. The Company also had a net loss of $6,323 and net cash used in operations was $19,471, for the three months ended November 30, 2009.

The Company intends to fund operations through increased sales, which may be insufficient to fund its capital expenditures, working capital or other cash requirements for the year ending August 31, 2010. The Company may seek additional funds to finance its immediate and long-term operations through debt and/or equity financing. The successful outcome of future financing activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

These factors, among others, raise doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
November 30, 2009
(Unaudited)

In response to these problems, management has taken the following actions:

•	the Company is expanding its revenue base including more direct sales personnel and increased direct sales to OEM and third parties;

•	the Company is aggressively signing up new international distributors through its International Distributor Program; and

•	the Company is seeking third party financing.

Note 3 Fair Value

The Company has categorized its assets and liabilities recorded at fair value based upon the fair value hierarchy specified by GAAP.

The levels of fair value hierarchy are as follows:

•	Level 1 inputs utilize unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access;

•
Level 2 inputs utilize other-than-quoted prices that are observable, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs such as interest rates and yield curves that are observable at commonly quoted intervals; and

•	Level 3 inputs are unobservable and are typically based on the Company's own assumptions, including situations where there is little, if any, market activity.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the Company categorizes such financial asset or liability based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Both observable and unobservable inputs may be used to determine the fair value of positions that are classified within the Level 3 category. As a result, the unrealized gains and losses for assets within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs.

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
November 30, 2009
(Unaudited)

The following are the major categories of liabilities measured at fair value on a nonrecurring basis during the three months November 30, 2009, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at November 30, 2009
Derivative Liabilities	$-	$-	$29,108	$29,108
Total	$-	$-	$29,108	$29,108

There were no instruments requiring a fair value classification at November 30, 2008.

Note 4 Inventory

Inventory consists of the following at November 30, 2009 and August 31, 2009:

	November 30, 2009 (unaudited)	August 31, 2009 (audited)

Finished goods	$386,316	$339,663

Note 5 Property and Equipment

At November 30, 2009 and August 31, 2009 respectively, property and equipment consisted of the following:

	Estimated Useful Lives	November 30, 2009 (unaudited)	August 31. 2009 (audited)
Manufacturing equipment	7 years	$183,491	$183,491
Office and computer equipment	5 years	43,218	43,218
Leasehold improvement	15 years	7,179	7,179
		233,888	233,888
Less: accumulated depreciation		(110,294)	(98,907)

Property and equipment - net		$123,594	$134,981

Depreciation expense for the three months ended November 30, 2009 and 2008 was $11,387 and $9,955, respectively.

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
November 30, 2009
(Unaudited)

Note 6 Line of Credit Payable

On March 25, 2008, the Company entered into an agreement with an unrelated shareholder of the Company providing for a line of credit to the Company of up to $300,000 with an interest rate of 9%. The agreement provides that principal and interest on amounts borrowed against the line of credit are due nine months from the date of the execution of the agreement or earlier upon the occurrence of an event of default. The line of credit is secured by a first priority security interest in the Company’s inventory and accounts receivable. Additionally, the agreement provides the lender with an option to receive a warrant exercisable for up to 600,000 shares of the Company’s common stock (depending on the amount loaned) at an exercise price of $0.075 per share.

On December 19, 2008, the Company repaid $84,986 of principal and accrued interest due under the Company’s line of credit, reducing the principal due under the line of credit to $75,000.

As of November 30, 2009, the outstanding balance on the line of credit was $81,399, which includes accrued interest of $6,399. At this time, the Company is negotiating a payment plan to retire the line of credit. The line of credit was extended to October 19, 2009, when the Company defaulted on the original agreement and requested negotiations on a new payment plan. To date no agreement has been reached, and the debt remains in default.

Note 7 Commitments and Contingencies

Litigations, Claims and Assessments

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. At this time, there are no pending lawsuits or legal proceedings.

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
November 30, 2009
(Unaudited)
Operating Lease

The Company leases office space under a non-cancelable operating lease, expiring in June 2014.

Future minimum rental payments are as follows:

Fiscal Year Ended August 31,

2010	$58,123
2011	77,497
2012	77,497
2013	77,497
2014	64,581
Total minimum lease payments	$355,195

Note 9 Stockholders’ Deficit

(A) Common Stock Issuances

During the year ended August 31, 2009, 1875 shares of preferred stock were converted into 20,833 shares of common stock. The conversion price was determined by taking the stated value of $10 per share and dividing by a conversion price of $0.90 per share. The transaction was accounted for at par value with no resulting gain or loss on conversion.

(B) Warrants and Derivative Liabilities

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price
Outstanding – August 31, 2007	1,488,989	$0.53
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding – August 31, 2008	1,488,989	$0.53
Granted	-	-
Exercised	-	-
Forfeited	(511,713)	$1.00

Outstanding – August 31, 2009 and November 30, 2009	977,276	$0.28
Exercisable –August 31, 2009 and November 30, 2009	977,276	$0.28

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
November 30, 2009
(Unaudited)

Warrants Outstanding				Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.28	977,276	0.79 years	$0.28	977,276	$0.28

At November 30, 2009 and August 31, 2009, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

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

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
November 30, 2009
(Unaudited)

Mark to Market

At November 30, 2009, the Company remeasured the outstanding warrants and recorded a fair value of $29,108. As a result of the remeasurement, the Company recorded a change in fair value associated with these warrants as a gain totaling $29,459 for the three months ended November 30, 2009. The following management assumptions were considered:

Exercise price	$0.28
Expected dividends	0%
Expected volatility	674.68%
Risk fee interest rate	2.01%
Expected life of warrant in years	0.79 years
Expected forfeitures	0%

The following is a summary of the Company’s derivative financial instruments.

Balance – August 31, 2009	$58,567
Change in Fair Value of Derivative Liability	(29,459)
Balance – November 30, 2009	$29,108

 (C) Stock Options

The Company maintains the SheerVision Inc. 2007 Stock Option Plan (the “ Plan ”) and the SheerVision Inc. 2007 Stock Option Plan for Independent and Non-Employee Directors (the “ Directors Plan ”). The maximum number of shares reserved under the Plan and Directors Plan is 3,000,000 and 200,000 shares, respectively. Through November 30, 2009, the Company has granted options for 661,000 shares and has had cancellations of 275,000 option shares under the Plan. As of November 30, 2009 there were no options outstanding under the Directors Plan.

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price
Outstanding – August 31, 2007	-	$-
Granted	661,000	0.20
Exercised	-	-
Forfeited	(150,000)	$0.20
Outstanding – August 31, 2008	511,000	$0.20
Granted	-	-
Exercised	-	-
Forfeited	(125,000)	$0.20
Outstanding – August 31, 2009	386,000	$0.20
Outstanding-November 30, 2009 (unaudited) and Exercisable – November 30, 2009 (unaudited)	386,000	$0.20
Weighted average fair value of options granted during the period ended November 30, 2009	-	$-
Weighted average fair value of options exercisable at November 30, 2009	$79,000	$0.20

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
November 30, 2009
(Unaudited)

Options Outstanding
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.20-$0.25	386,000	8.33 years	$0.20

Options Exercisable
Range of exercise price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.20-$0.25	386,000	8.33 years	$0.20

At November 30, 2009 and August 31, 2009, the total intrinsic value of options outstanding and exercisable was $0 and $0, respectively.

At November 30, 2009 and August 31, 2009, all of the Company’s outstanding stock options are fully vested.

Since August 31, 2009 no new shares have been issued, therefore, all shares that are currently exercisable are vested pursuant to the schedule above. Total unrecognized share-based compensation expense from non-vested stock options at November 30, 2009 was $0.

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
November 30, 2009
(Unaudited)

(D) Convertible Preferred Stock

The Company’s outstanding Series A, cumulative convertible preferred stock has the following provisions, rights and preferences:

(1)	Dividends
a.
Dividends, at 9% per year, are payable on June 30 and December 31 each year. If there are not sufficient funds to pay these dividends, the Company will continue to accrue until such funds are available.

b.
Since inception, the Company has not had sufficient funds to pay the accrued dividends on the convertible preferred shares that were converted into common shares. The accrued dividends remain as a current liability.

c.	During the quarter ended November 30, 2009, and the fiscal year ended August 31, 2009, the Company accrued dividends on its preferred stock of $59,510 and $239,668, respectively.
(2)
Voting - voted with the common stock on an as converted basis based upon the number of shares of common stock into which the convertible preferred stock is convertible at the record date for any stockholder action.

(3)	Stated value is $10 per share.
(4)	Liquidation rights - convertible preferred stock holders are senior to any other classes of stock in liquidation. These will be paid equivalent to $10 per share.

Note 10 Concentration of Credit Risk

The Company had the following concentrations:

(A) Accounts Receivable

Customer	November 30, 2009	August 31, 2009
A	41%	59%

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
November 30, 2009
(Unaudited)

(B) Sales – net

Customer	November 30, 2009	November 30, 2008
A	34%	50%

(C) Purchases
Vendor	November 30, 2009	November 30, 2008
A	14%	21%

Note 12 Subsequent Events

The Company has evaluated for subsequent events between the balance sheet date of November 30, 2009 and January 19, 2010, the date the financial statements were issued and has concluded that no recognized subsequent events have occured.

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

Unless the context indicates otherwise, any reference to "SheerVision", the "Company", "we", "us", "our" or the "Registrant" refers to SheerVision, Inc., a Delaware corporation, and its subsidiaries as of November 30, 2009.

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

We have had a successful history producing products for major industry leaders long before we became a public entity in 2006. This included a major long-term strategic alliance with one of the world’s leading optical companies. Since then we also formed a major strategic alliance with a large Japanese dental company and we domestically launched a private label business with a large dental products distributor. With momentum from sales generated from these major strategic alliances, we are refocusing our attention in two areas: 1) indirect domestic and international sales; and, 2) domestic direct sales to dentists and surgeons. Beginning in the first quarter ended November 30, 2009 we have determined that there is significant opportunity to improve brand awareness and sales by strategically placing direct sales people to sell directly to dentists and surgeons in the U.S. This is the first time that we have attempted, on a large scale, to sell directly to these customers. Our previous direct sales efforts were primarily targeted towards the dental hygienist market.

In fiscal 2009, we hired a full-time International Sales Manager to build new distributor relationships using our previously launched International Distributor Program, and have increased our reach by expanding our international distribution network in several countries. We believe our attraction is our breadth of innovative products which can be resold at strong margins, while maintaining a highly competitive end-user price point.

In 2009, we intend to continue to commit resources to direct sales and marketing in a targeted, more complimentary manner. In addition to the previously mentioned expansion of our outside direct sales force, this includes participation in trade shows emphasizing the dental, veterinary, and medical markets, and growing our e-commerce powered web store, which has provided us with a cost-effective platform to sell products directly to the end user. In addition, we believe there may be selected opportunities to pursue additions to our current product lines by purchasing businesses with products that can now be distributed through our maturing distribution channels effectively.

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

Throughout our recent history we have earned a reputation for innovation, leadership and value in optical and lighting technology, supporting dentists, dental hygienists, and doctors throughout the world. Our Ultra-Light Loupes have received the “Best of the Best” award by Dental Lab Products’ Buyers Guide - 2006 Edition and named a Dentistry Today top 100 product for 2006.

SheerVision loupes and our Ultralight light system have also received an endorsement by a highly acclaimed and prestigious leading independent non-profit dental education and product testing foundation. Our Ultralight LED was recently named by this foundation as having the highest light intensity.

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

Recent Accounting Pronouncements

Effective January 1, 2009, we adopted an accounting standard update regarding the determination of the useful life of intangible assets. As codified in ASC 350-30-35, this update amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under intangibles accounting. It also requires a consistent approach between the useful life of a recognized intangible asset under prior business combination accounting and the period of expected cash flows used to measure the fair value of an asset under the new business combinations accounting (as currently codified under ASC 850). The update also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The adoption did not have a material impact on our financial statements.

In February 2008, the FASB issued an accounting standard update that delayed the effective date of fair value measurements accounting for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. These include goodwill and other non-amortizable intangible assets. We adopted this accounting standard update effective January 1, 2009. The adoption of this update to non-financial assets and liabilities, as codified in ASC 820-10, did not have a material impact on our financial statements.

Effective January 1, 2009, we adopted a new accounting standard update regarding business combinations. As codified under ASC 805, this update requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. The adoption did not have a material impact on our financial statements.

Effective June 30, 2009, we adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting. The first update, as codified in ASC 820-10-65, provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update, as codified in ASC 320-10-65, changes accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, as codified in ASC 825-10-65, increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting updates did not have a material impact on our financial statements.

Effective June 30, 2009, we adopted a new accounting standard for subsequent events, as codified in ASC 855-10. The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption did not have a material impact on our financial statements.

Effective July 1, 2009, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on our results of operations or financial condition.

In September 2009, the FASB issued Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. We are currently assessing the future impact of this new accounting update to its financial statements.

Results of Operations

The following table sets forth, for the periods indicated, financial information related to operations, as well as expressed as a percentage of our net sales:

	THREE MONTHS ENDED November 30, 2009 and 2008
	(in thousands)
	2009		2008

Net Sales	$561	100.0%	$1,172	100.0%
Cost of Goods Sold	120	21.4%	466	39.8%
Gross Profit	441	78.6%	706	60.2%

Operating Expenses
Selling Expenses	209	37.2%	295	25.2%
General & Administrative Exp	266	47.3%	341	29.1%

Total Operating Expenses	475	84.1%	636	54.3%
Income (Loss) from Operations	(33)	(5.9)%	70	6%
Other Income (Expense) - Net	(28)	(5)%	(3)	(0.2)%
Provision (Benefit) for Income Tax	1	0.2%	1	0.1%
Net Income (Loss)	$(6)	(1.1)%	$66	5.6%

First quarter of fiscal year 2010 revenues overall were lower than expected principally due a decrease in purchase orders from our now largest distributor. During the first quarter of 2008, our largest distributor, who was then a new strategic partner, made non-recurring initial inventory purchases of approximately $552,000 to build up its inventory for initial purchases and for use by its salespeople. During the first quarter of fiscal 2009, this distributor made purchases of approximately $182,000. Net revenues from this distributor were also down as a result of the impact of the general economic downturn which caused this distributor to reduce its inventory levels for items that were not selling as well as originally projected and to discount products to drive sales in a more price-conscious market.

While cost containment efforts offset to some extent the impact of the reduction in net sales, we reported a net loss of $6,323 for the first quarter. The net loss reported was mitigated somewhat by a favorable inventory adjustment that reduced cost of goods sold in the first quarter of fiscal 2010 where we reinstated a large number of items to inventory that had been previously written off because they were items in need of repair or rework. During the 2009 audit, after reviewing the items, it was determined that these goods could be sold if repaired or reworked.

We plan to continue reducing operating costs and streamlining our sales and marketing efforts. Management expects to record improved bottom line performance during the current fiscal year.

Three Months Ended November 30, 2009 Compared to the Three Months Ended November 30, 2008

Net Sales

Net Sales decreased by $611,190 or 52%, from $1,172,362 for the three months ended November 30, 2008 to $561,172 for the three months ended November 30, 2009. During the first quarter of 2008, our largest distributor, who was then a new strategic partner, made non-recurring initial inventory purchases of approximately $552,000 to build up its inventory for initial purchases and for use by its salespeople. During the first quarter of fiscal 2009, this distributor made purchases of approximately $182,000. Net revenues from this distributor were also down as a result of the impact of the general economic downturn which caused this distributor to reduce its inventory levels for items that were not selling as well as originally projected and to discount products to drive sales in a more price-conscious market. Reduced net sales were also more generally attributable to the general economic downturn, the effect of which we felt more fully during the first quarter of fiscal 2010.

Gross Profit

Gross profit decreased by $264,653 or 37.5%, from $705,886 for the three months ended November 30, 2008 to $441,233 for the three months ended November 30, 2009. The decrease in gross profits was attributable mainly to a reduction in overall purchase orders from our largest distributor. Gross margin was 78.6% of net sales for the three-month period ended November 30, 2009 compared to 60.2% of net sales for the three-month period ended November, 2008. The increase in gross profit percentage is directly attributable to a reduction in cost of goods sold as a result of a one-time inventory adjustment that reinstated previously written off items to inventory because it was determined during our 2009 audit that these items had value and could be sold if repaired or reworked.

Operating Expenses

Operating expenses, which include selling and marketing expenses and general and administrative expenses decreased by $161,771, or 25.4%, to $474,533 for the three months ended November 30, 2009 as compared to $636,304 for the three months ended November 30, 2008.

Selling and marketing expenses were $208,904 for the three months ended November 30, 2009, a decrease of $88,519 or 29.8%, compared with $297,143 for the three months ended November 30, 2008. This decrease is mainly related to our enhanced channel sales efforts where we decreased our direct sales, marketing, advertising and direct mail campaigns. We also realized decreased travel costs related to our redirected and refocused sales efforts.

General and administrative expenses were $265,629 for the three months ended November 30, 2009, a decrease of $73,252 or 21.6% compared to $338,881 for the quarter ended November 30, 2008. This decrease is primarily attributable to a decline in legal costs associated with a legal settlement that occurred in fiscal year 2008, a decrease in salary payments as a result of the departure of our former President and Secretary and a reduction in external accounting costs.

Income (Loss) from Operations

Loss from operations for the quarter ended November 30, 2009 increased by $102,882 or 147.9% to $33,300 as compared to income from operations of $69,582 for the quarter ended November 30, 2008. This loss was primarily attributable to the reduction in sales to our largest distributor as described above.

Other Income (Expense) - Net

Other income for the quarter ended November 30, 2009 increased by $30,752 or 1033.7% to other income of $27,777 from other expense of $2,975 for the quarter ended November 30, 2008. This increase was primarily due to the recording of a gain of $29,460 resulting from a mark to market adjustment for our derivative financial instruments.

Net Income (Loss)

The net loss for the three months ended November 30, 2009 was $6,323 compared with a net profit of $65,807 for the quarter ended November 30, 2008. The loss per share was $0.01 for the three months ended November 30, 2009.

Liquidity and Capital Resources

We assess our liquidity by our ability to generate cash to fund operations. Significant factors in the management of liquidity are: funds generated by operations; levels of accounts receivable; inventories, accounts payable and capital expenditures; adequate lines of credit; and financial flexibility to attract long-term capital on satisfactory terms. As of November 30, 2009, we had cash on hand of $786.

To date, we have financed operations principally through lines of credit and equity capital. Our ability to generate positive operational cash flow is dependent upon increasing revenues through the sales of existing product lines. Our historical uses of cash have primarily been for operations, capital expenditures, and payments of principal and interest on outstanding debt obligations.

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As of November 30, 2009, we had an accumulated deficit of $5,656,751, negative working capital of $781,982 and recurring losses from operations.  These factors, among others, raise doubt about our ability to continue as a going concern. In response to these problems, we are expanding our revenue base by increasing direct sales to dentists and surgeons and continuing to search for OEM and third party relationships. Additionally, our new international sales manager is aggressively signing up new international distributors through our International Distributor Program.

Net cash used in operating activities was $19,471 for the quarter ended November 30, 2009 as compared to net cash provided by operating activities of $178,192 for the quarter ended November 30, 2008.  The decline in operating cash flows was a direct result of the reduction in net sales from our largest distributor for the reasons described above.

Net cash used in investing activities during the quarter ended November 30, 2009 and November 30, 2008 was $0 and $0, respectively.

Net cash used in financing activities during the quarter ended November 30, 2009 and November 30, 2008 was $2,606 and $0, respectively. As of November 30, 2009, the outstanding balance due under our line of credit was $81,399, which includes accrued interest of $6,399. We also owe as of November 30, 2009 accrued dividends on Series A Preferred Stock in the amount of $863,039 which is not anticipated to be paid within the next 12 months.

Contractual Obligations

We lease space under a non-cancellable lease expiring June 15, 2014. The lease obligation based on minimum monthly rents is expected to be as follows:

Future minimum rental payments are as follows:

As of August 31:

2010	$58,123
2011	77,497
2012	77,497
2013	77,497
2014	64,581
Total minimum lease payments	$355,195

Rent expense for the three months ended November 30, 2009 and November 30, 2008 was $19,374, and $13,449, respectively.

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

SHEERVISION, INC. Registrant

Dated: January 19, 2010
/s/ Suzanne Lewsadder
Suzanne Lewsadder,
Chief Executive Officer

Date: January 19, 2010	/s/ Patrick Adams
Patrick Adams, Chief Financial Officer