Form 10-Q
period 2010-02-28
SHEERVISION, INC.
filed 2010-04-19
CIK 1096187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended February 28, 2010

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

Yes ☒  No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of April 8, 2010: 12,756,023 shares outstanding of the Company’s common stock, par value, $..001

Transitional Small Business Disclosure Format (check one):
Yes ☐  No ☒

TABLE OF CONTENTS

ITEM 1. FINANCIAL STATEMENTS

PART 1. FINANCIAL INFORMATION

SHEERVISION, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2010
(UNAUDITED)

Page(s)

Financial Statements:

Consolidated Balance Sheets as of February 28, 2010 (Unaudited) and August 31, 2009 (Audited)	F-2

Consolidated Statements of Operations for the three months and six months ended February 28, 2010 and 2009 (Unaudited)	F-3

Consolidated Statements of Cash Flows for the six months ended February 28, 2010 and 2009 (Unaudited)	F-4

Notes to Consolidated Financial Statements (Unaudited)	F-5 - F-21

SheerVision, Inc. and Subsidiary
Consolidated Balance Sheets

	February 28, 2010	August 31, 2009
	(Unaudited)	(Audited)

Assets

Assets:
Cash	$-	$17,651
Accounts receivable, net	172,297	257,616
Inventory	350,318	339,663
Prepaid expenses and other current assets	124,058	87,654
Total Current Assets	646,673	702,584

Property and equipment, net	113,748	134,981

Intangible assets, net	-	-

Total Assets	$760,421	$837,565

Liabilities and Stockholders' Deficit

Liabilities:
Cash overdraft	$36,356	$-
Accounts payable	397,887	415,396
Accrued expenses and other current liabilities	170,085	77,184
Accrued dividends	922,257	804,813
Line of credit payable	55,000	75,000
Derivative Liabilities	396,659	58,568
Total Current Liabilities	1,978,244	1,430,961

Stockholders' Deficit:
9% cumulative convertible preferred stock, ($0.001 par value, 350,000 shares authorized, 264,421 and 264,421 issued and outstanding)	264	264
Common stock, ($0.001 par value, 90,000,000 shares authorized, 12,756,023 and 12,756,023 shares issued and outstanding)	12,756	12,756
Additional paid in capital	5,005,503	4,985,343
Accumulated deficit	(6,236,346)	(5,591,759)
Total Stockholders' Deficit	(1,217,823)	(593,396)

Total Liabilities and Stockholders' Deficit	$760,421	$837,565

SheerVision, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended February 28		For the Six Months Ended February 28,
	2010	2009	2010	2009

Sales - net	$716,723	$871,360	$1,277,445	$2,043,722
		-
Cost of goods sold	259,913	339,929	379,842	806,406

Gross profit	456,809	531,431	897,603	1,237,316

Operating expenses:
Selling and marketing	267,635	265,636	476,538	526,856
General and administrative expenses	339,742	374,618	605,371	739,604
Total operating expenses	607,377	640,254	1,081,909	1,266,460

Loss from operations	(150,568)	(108,823)	(184,306)	(29,144)

Other income (expense)
Interest or other income	525	126,802	526	127,193
Interest expense	(1,546)	(13,012)	(3,229)	(26,475)
Derivative expense	(7,293)	-	(7,293)	-
Change in fair value of derivative liability	(360,258)	-	(330,798)	-
Total other income (expense) - net	(368,572)	113,790	(340,794)	100,718

Income (loss) before income taxes	(519,140)	4,970	(525,101)	71,574

Provision for income taxes	800	-	1,600	800

Net income (loss)	$(519,940)	$4,970	$(526,701)	$70,777

Less: Preferred stock dividends	(59,917)	(59,917)	(118,144)	(119,834)

Net loss applicable to common shareholders	$(579,857)	$(54,947)	$(644,845)	$(49,057)

Net loss per common share	$(0.05)	$(0.00)	$(0.05)	$(0.00)

Weighted average number of common shares outstanding during the period - basic and diluted	12,756,023	12,756,023	12,756,023	12,746,240

SheerVision, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended February 28,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(526,701)	$70,777
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	21,233	21,095
Share-based payments	20,160	6,016
Derivative expense	7,293	-
Change in fair value of derivative liabilities	330,798	-
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable	85,319	220,851
Inventory	(10,654)	(72,565)
Prepaid expenses and other current assets	(36,405)	(68,545)
Increase (Decrease) in:
Accounts payable	(17,950)	(140,443)
Accrued expenses and other current liabilities	92,901	12,091
Net Cash Provided by (Used in) Operating Activities	(34,007)	49,277

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(16,006)
Net Cash Used in Investing Activities	-	(16,006)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash Overdraft	36,356	-
Repayment of line of credit	(20,000)	(75,000)
Net Cash provided by Financing Activities	16,356	(75,000)

Net Increase (Decrease) in Cash	(17,651)	(41,729)

Cash - Beginning of Period	17,651	111,887

Cash - End of Year	$-	$70,158

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$800	$-
Interest	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Accrued preferred stock dividends	$119,834	$119,834
Issuance of common stock in connection with conversion of Series A convertible preferred stock	$-	$21

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
February 28, 2010
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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the fiscal year ended August 31, 2009.  The interim results for the period ended February 28, 2010 are not necessarily indicative of the results for the full fiscal year.

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

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
February 28, 2010
(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company has had no cash equivalent instruments since the beginning of the 2009 fiscal year.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable represent balances due from customers for the sale of the Company’s products. An allowance for doubtful accounts is provided for those accounts receivable considered to be potentially uncollectible, based upon historical experience and management’s evaluation of outstanding accounts receivable at each reporting period. At February 28, 2010 and August 31, 2009, respectively, there was no allowance required.

Inventory

Inventory is valued at the lower of cost or market, determined on a first-in, first-out basis. At February 28, 2010 and August 31, 2009, respectively, inventory consisted of finished goods and goods that were purchased but currently returned to the vendor for repair or rework. At February 28, 2010, the Company only purchases inventory as finished goods and no longer carries raw materials as inventory.  Because of the technical nature of the products, the Company may be exposed to a number of factors that could result in portions of its inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes in its markets, competitive pressures in products and prices, and the introduction of new product lines. The Company regularly evaluates its ability to realize the value of its inventory based on a combination of factors, including historical usage rates, forecasted sales, product life cycles, and market acceptance of new products. When inventory that is obsolete or in excess of anticipated usage is identified, it is written down to realizable value or an inventory valuation reserve is established.

For the six months ended February 28, 2010, and for the year ended August 31, 2009, respectively, the Company did not record any write-downs to net realizable value for obsolescence.

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
February 28, 2010
(Unaudited)

Property and Equipment

Property and equipment are stated at cost and are being depreciated using the straight-line method over the estimated useful lives of the related assets.

Long Lived Assets

In accordance with ASC 360, “Accounting for Impairment or Disposal of Long-Lived Assets”, the Company carries long-lived assets at the lower of the carrying amount or fair value. Impairment is evaluated by estimating future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flow is less than the carrying amount of the assets, an impairment loss is recognized. Fair value, for purposes of calculating impairment, is measured based on estimated future cash flows, discounted at a market rate of interest.  There were no impairment losses recorded during the six months ended February 28, 2010 and 2009, respectively.

Warrants and Derivative Liabilities

The Company reviews any common stock purchase warrants and other freestanding derivative financial instruments at each balance sheet date and will classify on the balance sheet as:

a)
Equity if they (i) require physical settlement or net-share settlement, or (ii) gives us a choice of net-cash settlement or settlement in our own shares (physical settlement or net-share settlement), or as

b)
Assets or liabilities if they (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside our control), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

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

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
February 28, 2010
(Unaudited)

Property and Equipment

Property and equipment are stated at cost and are being depreciated using the straight-line method over the estimated useful lives of the related assets, generally five to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the remaining lease terms. The Company follows the practice of charging maintenance renewals and minor repairs to expense as incurred. Renewals and betterments that materially increase the value of the property are capitalized. The current threshold for capitalization is a minimum of $1,000.

Revenue Recognition

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 for revenue recognition.  The Company’s surgical loupes and lighting products need no installation and are ready for use upon receipt by the customer.

The Company records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) the product is installed, (3) the sales price to the customer is fixed or determinable, and (4) collectibility is reasonably assured.  Products sold are delivered by shipments made through common carrier and revenue is recognized upon shipment to the customer.  Discounts and sales incentives are recognized as a reduction of revenue at the time of sale.  The Company offers an unconditional satisfaction guarantee for a 30 day period and permits product returns within 30 days of purchase, at which time returns are accepted and refunds are made.  Historically, returns have been minimal, The Company has evaluated the criteria under ASC 605, “Revenue Recognition when Right of Return Exists” and has determined that recognition of revenue on the date of shipment is appropriate.  As a result, management has determined that no reserve is required. Shipping charges and special orders are nonrefundable.

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

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
February 28, 2010
(Unaudited)

The computation of basic and diluted loss per share for the periods ended February 28, 2010 and 2009, respectively, excludes the following potentially dilutive securities because their inclusion would be anti-dilutive due to the Company’s net loss during the period.:

	February 28, 2010	August 31, 2009

Convertible preferred stock	2,938,011	2,938,011

Stock options	890,000	386,000

Stock warrants	1,177,276	977,276

Total common stock equivalents	5,005,287	4,301,287

Segment Information

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

Recent Accounting Pronouncements

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” which amends previous guidance to require disclosures about fair value of financial instruments in interim as well as annual financial statements in the current economic environment. This pronouncement was effective for periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on the Company’s business, financial condition or results of operations; however, these provisions of FASB ASC Topic 820 resulted in additional disclosures with respect to the fair value of the Company’s financial instruments.

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
February 28, 2010
(Unaudited)

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement was effective for interim or fiscal periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on the Company’s business, results of operations or financial position; however, the provisions of FASB ASC Topic 855 resulted in additional disclosures with respect to subsequent events.

In June 2009, the Financial Accounting Standards Board (FASB) issued guidance now codified as FASB Accounting Standards Codification (ASC) Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative non-governmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions of FASB ASC Topic 105 were effective for interim and annual periods ending after September 15, 2009 and, accordingly, were effective for the Company for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on the Company’s business, financial condition or results of operations, but will impact the Company’s financial reporting process by eliminating all references to pre-codification standards. On the effective date of FASB ASC Topic 105, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

In January 2010, the Financial Accounting Standards Board ("FASB") issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for the Company with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning January 1, 2011. The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company's consolidated financial statements.

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
February 28, 2010
(Unaudited)

Reclassifications

Certain amounts in the fiscal year 2009 financial statements have been reclassified to conform to the fiscal year 2010 presentation.  The results of these reclassifications did not materially affect financial position, results of operations or cash flows.

Note 2 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $526,701 and net cash used in operating activities of $34,007 for the period ended February 28, 2010; and a working capital deficit of $1,331,571 and stockholders’ deficit of $1,217,823 at February 28, 2010. The Company still does not have a history of financial stability or sources of cash that can be relied upon to sustain operations for current and expected future growth.

The Company intends to fund operations through increased sales and expects to cover its current working capital, capital expenditures, and other cash requirements for the year ended August 31, 2010. However, for the future, the Company plans to seek additional funds to finance its immediate and long-term operations through debt and/or equity financing. The successful outcome of future financing activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

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

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
February 28, 2010
(Unaudited)

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

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
February 28, 2010
(Unaudited)

The following are the major categories of liabilities measured at fair value on a nonrecurring basis at February 28, 2010 and 2009, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

February 28, 2010:
	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at February 28, 2010
Derivative Liabilities	$-	$58,568	$-	$58,568
Total	$-	$58,568	$-	$58,568

February 28, 2009:
	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at February 28, 2009
Derivative Liabilities	$-	$396,659	$-	$396,659
Total	$-	$396,659	$-	$396,659

Note 4 Inventory

Inventory consists of the following at February 28, 2010 and August 31, 2009:

	February 28, 2010 (unaudited)	August 31, 2009 (audited)
Finished goods	$350,318	$339,663

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
February 28, 2010
(Unaudited)

Note 5 Property and Equipment

At February 28, 2010 and August 31, 2009 respectively, property and equipment consisted of the following:

	Estimated Useful Lives	February 28, 2010 (unaudited)	August 31. 2009 (audited)
Manufacturing equipment	7 years	$185,030	$183,491
Office and computer equipment	5 years	43,218	43,218
Leasehold improvement	15 years	7,180	7,179
		235,428	233,888
Less: accumulated depreciation		(121,680)	(98,907)

Property and equipment - net		$113,748	$134,981

Depreciation expense for the six months ended February 28, 2010 and 2009 was $22,774 and $20,807, respectively.

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

As of February 28, 2010, the outstanding balance on the line of credit was $62,945, which includes accrued interest of $7,945. The Company entered into a repayment plan that provides for the retirement of this line of credit by the end of the third quarter of fiscal 2010.

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
February 28, 2010
(Unaudited)

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

Operating Lease

The Company leases office space under a non-cancelable operating lease, expiring in June 2014.

Future minimum rental payments are as follows:

Fiscal Year Ended August 31,

2010	$58,123
2011	77,497
2012	77,497
2013	77,497
2014	64,581
Total minimum lease payments	$355,195

Note 8 Stockholders’ Deficit

(A) Common Stock Issuances

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price
Outstanding – August 31, 2008	1,488,989	$0.53
Granted	-	-
Exercised	-	-
Forfeited	(511,713)	1.00
Outstanding-August 31, 2009	977,276	$0.28
Granted	200,000	0.40
Exercised	-
Forfeited	-
Outstanding-February 28, 2010	1,177,276	$0.30

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
February 28, 2010
(Unaudited)

Warrants Outstanding	Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)

$0.28 - $0.40	1,177,276	___0.70_years

At February 28, 2010 and August 31, 2009, the total intrinsic value of warrants outstanding and exercisable was $219,847 and $0, respectively.

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

In connection with ASC 815-40-15, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock,” on January 1, 2009 (ASC 815-40-15), the Company determined that the embedded conversion feature in the warrants (ratchet down of exercise price based upon lower exercise price in future offerings) is not indexed to the Company’s own stock and, therefore, is an embedded derivative financial liability (the “Embedded Derivative”), which requires bifurcation and to be separately accounted for pursuant to ASC 815-40-25.

The Company measured the fair value of the outstanding September 2005 warrants using a Black-Scholes valuation model based upon the effectiveness of ASC 815-40-15, if effective, would have established a commitment date since these warrants were not indexed to the Company’s own stock. As a result of the application of ASC 815-40-15, the fair value of the 977,276 warrants was determined to be $39,076 based upon the following management assumptions:

Exercise price	$0.28
Expected dividends	0%
Expected volatility	580.97%
Risk free interest rate	1.55%
Expected life of warrant in years	1.72
Expected forfeitures	0%

The fair value of these warrants was charged to accumulated deficit on August 31, 2009 as a cumulative adjustment due to a change in accounting principle.

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
February 28, 2010
(Unaudited)

The Company measured the fair value of April 2006 warrants using a Black-Scholes valuation model based upon the date in which ASC 815-40-15, if effective, would have established a commitment date since these warrants were not indexed to the Company’s own stock. As a result of the application of ASC 815-40-15, the fair value of the 511,713 warrants was determined to be $13,337 based upon the following management assumptions:

Exercise price	$1.00
Expected dividends	0%
Expected volatility	580.97%
Risk free interest rate	1.55%
Expected life of warrant in years	0.32 – 0.35
Expected forfeitures	0%

The fair value of these warrants was charged to accumulated deficit on August 31, 2009 as a cumulative adjustment due to a change in accounting principle.

Mark to Market

At April 27, 2009 and May 7, 2009, the expiration dates of each traunche, the Company remeasured the April 2006 warrants and recorded a fair value of $12,389 due to these warrants expiring.  As a result of the remeasurement, the Company recorded a change in fair value associated with these warrants of $948 for the year ended August 31, 2009. The following management assumptions were considered:

Exercise price	$1.00
Expected dividends	0%
Expected volatility	641.28 - 641.29%
Risk fee interest rate	1.87 - 2.15%
Expected life of warrant in years	0
Expected forfeitures	0%

At August 31, 2009, the fair value of the April 2006 warrant derivative liability was $12,389 and was reclassified to additional paid in capital due to the expiration of the warrants in April and May 2009.

On February 19, 2010, the Company issued 200,000 warrants for services rendered. The exercise price is a five-day average of the bid price for the Company’s stock at the time of exercise. These warrants have a five-year term. Since the quantity of shares will not be known, the variable nature of the conversion feature requires accounting for this instrument as a derivative financial liability.

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
February 28, 2010
(Unaudited)

As a result of the application of ASC 815-40-15, the fair value of the 200,000 warrants was determined to be $7,293 on the commitment date.  The Company recorded a derivative expense, based upon the following management assumptions:

Exercise price	$0.40
Expected dividends	0%
Expected volatility	150%
Risk free interest rate	2.30%
Expected life of warrant in years	5
Expected forfeitures	0%

At February 28, 2010, the Company remeasured all warrants and recorded the fair value of the liability of $396,659.  As a result of the remeasurement, the Company recorded a change in fair value associated with these warrants of $330,798 for the period ended February 28, 2010.

The following management assumptions were considered:

Exercise price	$0.28 - $0.40
Expected dividends	0%
Expected volatility	150%
Risk fee interest rate	2.30%
Expected life of warrant in years	0.54-4.98
Expected forfeitures	0%

(C) Stock Options

The Company maintains the SheerVision Inc. 2007 Stock Option Plan (the “ Plan ”) and the SheerVision Inc. 2007 Stock Option Plan for Independent and Non-Employee Directors (the “ Directors Plan ”). The maximum number of shares reserved under the Plan and Directors Plan is 3,000,000 and 200,000 shares, respectively. As of February 28, 2010, there were no options outstanding under the Directors Plan.

On February 19, 2010, the Company granted 504,000 stock options to employees for services rendered. The fair value of these options was $20,160.  All of these options vested on the grant date and are immediately exercisable.

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
February 28, 2010
(Unaudited)

The following management assumptions were considered:

Exercise price	$0.04
Expected dividends	0%
Expected volatility	150%
Risk fee interest rate	2.30%
Expected life of options in years	10
Expected forfeitures	0%

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price
Outstanding – August 31, 2008	511,000	$0.20
Granted	-	-
Exercised	-	-
Forfeited	(125,000)	$0.20
Outstanding – August 31, 2009	386,000	$0.20
Granted	504,000	$0.04
Exercised	-	-
Forfeited	-	-
Outstanding-February 28, 2010	890,000	$0.11
Exercisable-February 28, 2010	890,000	$0.11

Weighted average remaining contractual life of options that are outstanding and exercisable is 9.71 years

Range of exercise price for options outstanding and exercisable is $0.04 - $0.20

Weighted average fair value of options granted in 2010 is $0.04

At February 28, 2010 and August 31, 2009 the total intrinsic value of options outstanding and exercisable was $338,740 and $0, respectively. The new stock options issued on February 19, 2010 accounted for this intrinsic value increase.

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
February 28, 2010
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

c.	During the six months ended February 28, 2010 and the fiscal year ended August 31, 2009, the Company accrued dividends on its preferred stock of $118,144 and $239,668 respectively.
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
b.
If traded on a national exchange, such as the NASDAQ or AMEX, the value shall be equal to the average of the closing prices of the securities over a 30 day period ending 3 days prior to the date of the relevant liquidation payment

Note 9 Concentration of Credit Risk

Concentrations are as follows.

(A)	Accounts Receivable

Customer	February 28, 2010	August 31, 2009
A	10%	10%

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
February 28, 2010
(Unaudited)

(B)	Sales – net

Customer	February 28, 2010	February 28, 2009
A	37%	12%
B	0%	23%
C	12%	0%

(C)	Purchases
Vendor	February 28, 2010	February 28, 2009

A	20%	23%
B	3%	11%
C	10%	0%

Note 10 Subsequent Events

The Company has evaluated for subsequent events between the balance sheet date of February 28, 2010 and April 19, 2010, the date the financial statements were issued.

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

Unless the context indicates otherwise, any reference to "SheerVision", the "Company", "we", "us", "our" or the "Registrant" refers to SheerVision, Inc., a Delaware corporation, and its subsidiaries as of February 28, 2010.

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

We have had a successful history producing products for major industry leaders long before we became a public entity in 2006. This included a major long-term strategic alliance with one of the world’s leading optical companies. Since then we also formed a major strategic alliance with a large Japanese dental company and we domestically launched a private label business with a large dental products distributor. With momentum  from sales generated from these major strategic alliances, we are refocusing our attention on two areas: 1) indirect domestic and international sales; and, 2) domestic direct sales to dentists and surgeons. Beginning in the first quarter of fiscal 2010, we have determined that there is significant opportunity to improve brand awareness and sales by strategically placing direct sales people to sell directly to dentists and surgeons in the U.S. This is the first time that we have attempted, on a large scale, to sell directly to these customers. Our previous direct sales efforts were primarily targeted towards the dental hygienist market. As of the end of March we have increased our direct sales force from three to seven, and we have plans to add several more during the coming months.

In fiscal 2009, we hired a full-time International Sales Manager to build new distributor relationships using our previously launched International Distributor Program, and have increased our reach by successfully expanding our international distribution network in several countries. We believe our attraction is our breadth of innovative products which can be resold at strong margins, while maintaining a highly competitive end-user price point.

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

Income Taxes

The Company accounts for income taxes in accordance with accounting guidance now codified as the Financial Accounting Standards Board (“FASB”) ASC Topic 740, “Income Taxes,” which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

Accounting guidance now codified as FASB ASC Topic 740-20, “Income Taxes – Intraperiod Tax Allocation,” clarifies the accounting for uncertainties in income taxes recognized in accordance with FASB ASC Topic 740-20 by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FASB ASC Topic 740-20 requires that any liability created for unrecognized tax benefits is disclosed. The application of FASB ASC Topic 740-20 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. At February 28, 2010 and 2009, the Company did not record any liabilities for uncertain tax positions.

Recent Accounting Pronouncements

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” which amends previous guidance to require disclosures about fair value of financial instruments in interim as well as annual financial statements in the current economic environment. This pronouncement was effective for periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on the Company’s business, financial condition or results of operations; however, these provisions of FASB ASC Topic 820 resulted in additional disclosures with respect to the fair value of the Company’s financial instruments.

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement was effective for interim or fiscal periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on the Company’s business, results of operations or financial position; however, the provisions of FASB ASC Topic 855 resulted in additional disclosures with respect to subsequent events.

In June 2009, the FASB issued guidance now codified as FASB Accounting Standards Codification (ASC) Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative non-governmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions of FASB ASC Topic 105 were effective for interim and annual periods ending after September 15, 2009 and, accordingly, were effective for the Company for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on the Company’s business, financial condition or results of operations, but will impact the Company’s financial reporting process by eliminating all references to pre-codification standards. On the effective date of FASB ASC Topic 105, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

In January 2010, the FASB issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for the Company with the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the Company with the interim and annual reporting period beginning January 1, 2011. The Company will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on the Company’s consolidated financial statements.

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

Results of Operations

The following table sets forth, for the periods indicated, financial information related to operations, as well as expressed as a percentage of our net sales:

	SIX MONTHS ENDED February 28,
	(in thousands)
	2010		2009
Net Sales	$1,277	100.0%	$2,043	100.0%
Cost of Goods Sold	380	29.7%	806	39.0%
Gross Profit	897	70.3%	1,237	61.0%
Operating Expenses
Selling Expenses	476	37.3%	527	25.9%
General & Administrative Exp	605	47.4%	739	43.0%
Total Operating Expenses	1,081	84.7%	1,266	62.0%
Income (Loss) from Operations	(184)	(14.4)%	(29)	(1.4)%
Other (Income)/Expense	(341)	(26.7)%	101	4.9
Provision (Benefit) for Income Tax	(1.6)	-%	(1)	0.0
Net Income (Loss)	$(527)	(41.3)%	$71	(3.5)%

Second quarter of fiscal year 2010 revenues continued a trend that we expect to see for the foreseeable future, trending up 30% from the first quarter, which we believe was the low point for the Company’s sales caused primarily by the economic slowdown. Light sales continue to improve over all prior performances and have become our leading revenue producer. After adding a new manufacturer capable of producing the quantity of LED lighting systems currently demanded by our customers, we have been able to reduce the time it takes to fulfill orders for the LED light systems. However, second quarter revenues were adversely affected by the normal seasonal slump in December and early January.

Continued cost containment efforts that dramatically lowered sales and marketing and general and administrative expenses helped improve margins but the Company’s revenues still did not allow us to reach an operating profit. We showed an operating loss of $184,306 for the six months ended February 28, 2010.

We continue to concentrate efforts on reducing operating costs and building our direct sales force.

Management believes that we have positioned ourselves for steady sales growth during our fiscal year 2010 and through the cost cutting measures already established, we expect to be in a stronger financial position by the end of the fiscal year.

Six Months Ended February 28, 2010 Compared to the Six Months Ended February 28, 2009

Net Sales

Net sales decreased by $766,277 or 37.5%, from $2,043,722 for the six months ended February 28, 2009 to $1,277,445 for the six months ended February 28, 2010. During the first six months of fiscal 2008, our largest distributor, who was then a relatively new strategic partner, made non-recurring initial inventory purchases of approximately $817,397 to build up its inventory for initial purchases and for use by its salespeople. During the first six months of fiscal 2009, this distributor made purchases of approximately $344,301. Net revenues from this distributor were also down as a result of the impact of the general economic downturn which caused this distributor to reduce its inventory levels for items that were not selling as well as originally projected and to discount products to drive sales in a more price-conscious market. Reduced net sales were also more generally attributable to the general economic downturn, the effect of which we felt more fully during the first quarter of fiscal 2010.

Gross Profit

Gross profit decreased by $339,713, or 27.5%, from $1,237,316 for the six months ended February 28, 2009 to $897,603 for the six months ended February 28, 2010. Gross margin was up, however to 70.3% of net sales for the six-month period ended February 28, 2010 compared to 60.5% of net sales for the six-month period ended February 28, 2009. The increase in gross profit percentage is directly attributable to a reduction in cost of goods sold as a result of a one-time inventory adjustment that reinstated previously written off items to inventory because it was determined during our 2009 audit that these items had value and could be sold if repaired or reworked.

Operating Expenses

Operating expenses, which include selling and marketing expenses and general and administrative expenses decreased by $184,551, or 14.6%, to $1,081,909 for the six months ended February 28, 2010 as compared to $1,266,460 for the six months ended February 28, 2009.

Selling and marketing expenses were $476,538 for the six months ended February 28, 2010, a decrease of $50,318 or 9.6%, compared with $526,856 for the six months ended February 28, 2009. This decrease is mainly related to our enhanced channel sales efforts where we decreased our direct sales, marketing, advertising and direct mail campaigns. We also realized decreased travel costs related to our redirected and refocused sales efforts.

General and administrative expenses were $605,371 for the six months ended February 28, 2010 a decrease of $134,233, or 18.2% compared to $739,604 for the six months ended February 28, 2009. This decrease is primarily attributable to a decline in legal costs associated with a legal settlement that occurred in fiscal year 2008, a decrease in salary payments as a result of the departure of our former President and Secretary and a reduction in external accounting costs.

Income (Loss) from Operations

The net loss from operations for the six months ended February 28, 2010 increased by $155,162 or 532.4% to $184,306 as compared to $29,144 for the six months ended February 28, 2009. This loss was primarily attributable to the reduction in sales to our largest distributor as described above.

Other Income (Expense)

Other income for the six months ended February 28, 2010 decreased by $441,512 or 438% to other  expense of $340,794 from other income of $100,718 for the six months ended February 28, 2009. This increase was primarily due to a mark to market adjustment of $330,798 for our derivative financial instruments as a result of the increase in fair value of stock warrants from the rise in our stock price. This is a non-cash transaction that has no impact on operational performance. In addition, during the six months ended February 28, 2009, we received a one-time payment of $126,797 for an insurance settlement arising out of a claim filed by us partially reimbursing legal expenses incurred in the defense of a competitor lawsuit.

Net Income (Loss)

The net loss for the six months ended February 28, 2010 was $526,701 compared with net income of $70,777 for the six months ended February 28, 2009. The loss per share was ($0.05) for the six months ended February 28, 2010, compared with a net income per share of $0.01 for the six months ended February 28, 2009.

Three Months Ended February 28, 2010 Compared to the Three Months Ended February 28, 2009

Net Sales

Net sales decreased by $154,637 or 17.7%, from $871,360 for the three months ended February 28, 2009 to $716,723 for the three months ended February 28, 2010. During the second quarter of fiscal 2008, our largest distributor, who was then a relatively new strategic partner, made non-recurring initial inventory purchases of approximately $264,591 to build up its inventory for initial purchases and for use by its salespeople. During the second quarter of fiscal 2009, this distributor made purchases of approximately $162,661. Net revenues from this distributor were also down as a result of the impact of the general economic downturn which caused this distributor to reduce its inventory levels for items that were not selling as well as originally projected and to discount products to drive sales in a more price-conscious market. Reduced net sales were also more generally attributable to the general economic downturn, the effect of which we felt more fully during the first quarter of fiscal 2010.

Gross Profit

Gross profit decreased by $74,622, or 14%, from $531,431 for the three months ended February 28, 2009 to $456,809 for the three months ended February 28, 2010. Gross margin was 63.7% of net sales for the three-month period ended February 28, 2010 compared to 61% of net sales for the three-month period ended February 28, 2009. The increase in gross margin percentage is directly attributable to the increase share of our sales derived from LED light systems which have a higher gross profit than loupe systems.

Operating Expenses

Operating expenses, which include selling and marketing expenses and general and administrative expenses  decreased by $32,877, or 5.1%, to $607,377 for the three months ended February 28, 2010 as compared to $640,254 for the three months ended February 28, 2009.

Selling and marketing expenses were $267,635 for the three months ended February 28, 2010, an increase of $1,999 or 1.8%, compared with $265,636 for the three months ended February 29, 2009. This decrease is mainly related to our enhanced channel sales efforts where we decreased our direct sales, marketing, advertising and direct mail campaigns. We also realized decreased travel costs related to our redirected and refocused sales efforts.

General and administrative expenses were $339,732 for the three months ended February 28, 2010 a decrease of $34,876, or 9.3% compared to $374,618 for the quarter ended February 28, 2009. This decrease is primarily attributable to a decline in legal costs associated with a legal settlement that occurred in fiscal year 2008, a decrease in salary payments as a result of the departure of our former President and Secretary and a reduction in external accounting costs.

Income (Loss) from Operations

Loss from operations for the quarter ended February 28, 2010 increased by $41,745 or 38.4% to $150,568 as compared to $108,823 for the quarter ended February 28, 2009. This loss was primarily attributable to the reduction in sales to our largest distributor as described above.

Other Income (Expense)

Other income for the three months ended February 28, 2010 decreased by $482,362 or 424% to other expense of $368,572 from other income of $113,790 for the six months ended February 28, 2009. This decrease in income was primarily due to a mark to market adjustment of $360,258 for our derivative financial instruments as a result of the increase in fair value of stock warrants from the rise in our stock price. This is a non-cash transaction that has no impact on operational performance. In addition, during the six months ended February 28, 2009, we received a one-time payment of $126,797 for an insurance settlement arising out of a claim filed by us partially reimbursing legal expenses incurred in the defense of a competitor lawsuit.

Net Income (Loss)

The net loss for the three months ended February 28, 2010 was $519,140 compared with net income of $4,970 for the quarter ended February 28, 2009. Earnings per share were ($0.05) for the three months ended February 28, 2010, compared with a earnings per share of $0.00 for the three months ended February 28, 2009.

Liquidity and Capital Resources

We assess our liquidity by our ability to generate cash to fund operations. Significant factors in the management of liquidity are: funds generated by operations; levels of accounts receivable; inventories, accounts payable and capital expenditures; adequate lines of credit; and financial flexibility to attract long-term capital on satisfactory terms. As of February 28, 2010, we had a cash overdraft  of ($36,356).

To date, we have financed operations principally through lines of credit and equity capital. Our ability to generate positive operational cash flow is dependent upon increasing revenues through the sales of existing product lines. Our historical uses of cash have primarily been for operations, capital expenditures, and payments of principal and interest on outstanding debt obligations.

The accompanying consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As of February 28, 2010, we had an accumulated deficit of $6,236,346 and negative working capital of $1,331,570.  These factors, among others, raise doubt about our ability to continue as a going concern.
However, taking all significant financial indicators into account, we are aggressively expanding our direct sales force to the medical and dental markets, using the cost savings that were achieved by restructuring in fiscal 2009. International sales are also on the increase due to the addition of a full-time dedicated international sales manager in 2009. We expect to see an improvement in our working capital position going forward because of these alterations in our previous distribution channels.

Net cash provided by (used in) operating activities was $(34,007) and $49,277 for the six months ended February 28, 2010 and February 28, 2009, respectively. The increase in net cash provided by operating activities is a direct result of the increase in net revenue from direct sales during the second quarter of fiscal 2010.

We repaid $20,000 in principal of our LOC during the second quarter of fiscal 2010, and expect to completely retire the line of credit by the close of the third quarter of fiscal 2010. Payment of dividends on Series A Preferred Stock in the amount of $922,257 are not anticipated to be paid within the next 12 months.

Contractual Obligations

We lease space under a non-cancellable lease expiring June 15, 2014. The lease obligation based on minimum monthly rents is expected to be as follows:

Fiscal Years Ended
2010	77,497
2011	77,497
$154,994

Rent expense for the six months ended February 28, 2010 and February 28, 2009 was $38,749 and $26,898, respectively.

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

PART II. OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

None.

ITEM 2.         UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

On March 25, 2008, we entered into an agreement with a third-party shareholder of the Company providing for a line of credit to the Company of up to $300,000 with interest of 9%. The agreement provided that principal and interest on amounts borrowed against the line of credit are due nine months from the date of the execution of the agreement or earlier upon the occurrence of an event of default. The maturity date of the line of credit was subsequently extended through October 19, 2009.  The line of credit is secured by a first priority security interest in our inventory and accounts receivable. In January 2010, we received notice from the lender that we were in default under the line of credit for failing to repay the remaining $75,000 plus accrued interest due. Subsequently, we entered into a repayment plan with the lender and agreed to the reduction to $0.05 in the exercise price per share of 225,000 warrants to acquire shares of common stock that the lender is entitled to. As of the date hereof, principal due under the line of credit is $45,000 plus accrued interest.

ITEM 4.         Removed and Reserved

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

SHEERVISION, INC.
Registrant
Dated: April 19, 2010

/s/ Suzanne Lewsadder
Suzanne Lewsadder, Chief Executive Officer

Date: April 19, 2010	/s/ Patrick Adams
Patrick Adams, Chief Financial Officer