Form 10-Q
period 2010-05-31
SHEERVISION, INC.
filed 2010-07-20
CIK 1096187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended May 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from ______ to ______

Commission File Number: 000-27629

SHEERVISION, INC.

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

Yes ☒  No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of July 19, 2010: 12,756,023 shares outstanding of the Company’s common stock, par value, $0.001

Transitional Small Business Disclosure Format (check one):
Yes ☐  No ☒

TABLE OF CONTENTS

ITEM 1. FINANCIAL STATEMENTS

PART 1. FINANCIAL INFORMATION

SHEERVISION, INC. AND SUBSIDIARY
CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2010
(UNAUDITED)

Page(s)

Financial Statements:

Consolidated Balance Sheets as of May 31, 2010 (Unaudited) and August 31, 2009	F-2

Consolidated Statements of Operations for the three and nine months ended May 31, 2010 and 2009 (Unaudited)	F-3

Consolidated Statements of Cash Flows for the nine months ended May 31, 2010 and 2009 (Unaudited)	F-4

Notes to Consolidated Financial Statements (Unaudited)	F-5 - F-18

SheerVision, Inc. and Subsidiary
Consolidated Balance Sheets

	May 31, 2010	August 31, 2009
	(Unaudited)

Assets

Assets:
Cash	$-	$17,651
Accounts receivable	136,152	257,616
Inventory	457,889	339,663
Prepaid expenses and other	84,428	87,654
Total Current Assets	678,469	702,584

Property and equipment - net	103,111	134,981

Total Assets	$781,580	$837,565

Liabilities and Stockholders' Deficit

Liabilities:
Cash overdraft	$47,714	$-
Accounts payable	376,987	415,838
Accrued expenses and other current liabilities	198,751	77,184
Accrued dividends	982,009	804,813
Line of credit payable	45,000	75,000
Derivative Liabilities	7,883	58,568
Total Current Liabilities	1,658,344	1,431,403

Stockholders' Deficit:
Preferred stock, Series A, 9% cumulative convertible, ($0.001 par value, $10 per share stated value, liquidation preference of $3,449,023, 350,000 shares authorized, 264,421 issued and outstanding)	264	264
Common stock, ($0.001 par value, 90,000,000 shares authorized, 12,756,023 shares issued and outstanding)	12,756	12,756
Additional paid in capital	5,005,503	4,985,343
Accumulated deficit	(5,895,287)	(5,592,201)
Total Stockholders' Deficit	(876,764)	(593,838)

Total Liabilities and Stockholders' Deficit	$781,580	$837,565

See accompanying notes to financial statements

SheerVision, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2010	2009	2010	2009

Sales - net	$950,813	$841,533	$2,228,258	$2,885,255
		-
Cost of goods sold	311,047	283,519	690,889	1,089,942

Gross profit	639,766	558,014	1,537,369	1,795,313

Operating expenses:
Selling and marketing	308,253	219,577	779,150	746,433
General and administrative expenses	318,430	397,683	929,441	1,158,376
Total operating expenses	626,683	617,260	1,708,591	1,904,809

Income (loss) from operations	13,083	(59,246)	(171,222)	(109,496)

Other income (expense)
Other income	47	55	573	127,248
Interest expense	(1,097)	(1,701)	(4,326)	(7,083)
Derivative expense	-	-	(7,294)	-
Change in fair value of derivative liabilities	388,777	-	57,979	-
Total other income (expense) - net	387,727	(1,646)	46,932	120,165

Income (loss) before income taxes	400,810	(60,892)	(124,290)	10,669

Provision for income taxes	-	1,600	1,600	2,400

Net income (loss)	$400,810	$(62,492)	$(125,890)	$8,269

Less: Preferred stock dividends	(59,052)	(59,917)	(177,196)	(179,751)

Net income (loss) applicable to common stockholders	$341,758	$(122,409)	$(303,086)	$(171,482)

Net income (loss) per common share - basic and diluted	$0.03	$(0.01)	$(0.02)	$(0.01)

Weighted average number of common shares outstanding during the period - basic and diluted	12,756,023	12,756,023	12,756,023	12,749,460

See accompanying notes to financial statements

SheerVision, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended May 31,
	2010		2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$(125,890)	$8,269
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation		34,160	32,566
Stock based compensation		20,160	19,134
Derivative expense		7,294	-
Change in fair value of derivative liabilities		(57,979)	-
Changes in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivable		121,464	236,230
Inventory		(118,226)	(108,652)
Prepaid expenses and other		3,226	(45,058)
Increase (Decrease) in:
Accounts payable		(38,851)	(93,022)
Accrued expenses and other current liabilities		121,567	31,606
Net Cash Provided By (Used In) Operating Activities		(33,075)	81,073

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment		(2,290)	(29,188)
Net Cash Used in Financing Activities		(2,290)	(29,188)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft		47,714	-
Repayment on line of credit		(30,000)	(75,000)
Net Cash Provided By (Used In) Financing Activities		17,714	(75,000)

Net Decrease in Cash		(17,651)	(23,115)

Cash - beginning of period		17,651	111,887

Cash - end of period		$-	$88,772

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Income taxes	$		$2,400
Interest		$-	$9,987

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Accrued preferred stock dividends		$177,196	$179,751
Issuance of common stock upon conversion of Series A convertible preferred stock		$-	$21

See accompanying notes to financial statements

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
May 31, 2010
(Unaudited)

Note 1 Basis of Presentation

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information with the instructions to Form 10-Q and Article 10 of Regulation S-X.

The financial information as of August 31, 2009 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended August 31, 2009.  The unaudited condensed interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended August 31, 2009.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended May 31, 2010 are not necessarily indicative of results for the full fiscal year

Note 2 Organization, Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

SheerVision, Inc. (the “Company”), a Delaware corporation, designs and sells surgical loupes, light systems and related optical products for the dental, medical and veterinary markets.

Summary of Significant Accounting Policies

Principles of Consolidation

All significant intercompany accounts and transactions have been eliminated in consolidation.

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
May 31, 2010
(Unaudited)

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

Inventory

Inventory is valued at the lower of cost or market, determined on a first-in, first-out basis. At May 31, 2010 and August 31, 2009, respectively, inventory consisted of finished goods and goods that were returned to the vendor for repair or rework. At May 31, 2010, the Company only purchases inventory as finished goods and no longer carries raw materials as inventory.  Because of the technical nature of the products, the Company may be exposed to a number of factors that could result in portions of its inventory becoming either obsolete or in excess of anticipated usage. These factors include, but are not limited to, technological changes in its markets, competitive pressures in products and prices, and the introduction of new product lines. The Company regularly evaluates its ability to realize the value of its inventory based on a combination of factors, including historical usage rates, forecasted sales, product life cycles, and market acceptance of new products. When inventory that is obsolete or in excess of anticipated usage is identified, it is written down to realizable value or an inventory valuation reserve is established.

For the three and nine months ended May 31, 2010 and 2009, respectively, the Company did not record any write-downs to net realizable value for obsolescence.

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
May 31, 2010
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

The Company records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) the product is installed, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.  Products sold are delivered by shipments made through common carrier and revenue is recognized upon shipment to the customer.  Discounts and sales incentives are recognized as a reduction of revenue at the time of sale.  The Company offers an unconditional satisfaction guarantee for a 30 day period and permits product returns within 30 days of purchase, at which time returns are accepted and refunds are made.  Historically, returns have been minimal. The Company has evaluated the criteria under ASC 605, “Revenue Recognition when Right of Return Exists” and has determined that recognition of revenue on the date of shipment is appropriate.  As a result, management has determined that no reserve is required. Shipping charges and special orders are nonrefundable.

Cost of Sales

Cost of sales represents costs directly related to the production and sale of the Company’s products. Primary costs include raw materials, direct labor, payroll, commissions and rental charges.

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
May 31, 2010
(Unaudited)

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

The computation of basic and diluted loss per share for the periods ended May 31, 2010 and August 31, 2009, respectively, excludes the following potentially dilutive securities because their inclusion would be anti-dilutive due to the Company’s net loss during the period.

	May 31, 2010	August 31, 2009

Convertible preferred stock	2,938,011	2,938,011

Stock options	890,000	386,000

Stock warrants	1,177,276	977,276

Total common stock equivalents	5,005,287	4,301,287

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
May 31, 2010
(Unaudited)

Recent Accounting Pronouncements

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

Note 3 Going Concern

As reflected in the accompanying unaudited condensed interim consolidated financial statements, the Company has a net loss of $125,890 and net cash used in operating activities of $33,075 for the period ended May 31, 2010; and a working capital deficit of $979,875 and stockholders’ deficit of $876,764 at May 31, 2010. The Company still does not have a history of financial stability or sources of cash that can be relied upon to sustain operations for current and expected future growth.

The Company intends to fund operations through increased sales and expects this will be able to cover its current working capital, capital expenditures, and other cash requirements for the year ended August 31, 2010. However, for the future, the Company plans to seek additional funds to finance its immediate and long-term operations through debt and/or equity financing. The successful outcome of future financing activities cannot be determined at this time and there is no assurance that if achieved, the Company will have sufficient funds to execute its intended business plan or generate positive operating results.

These factors, among others, raise doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed interim consolidated financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
May 31, 2010
(Unaudited)

In response to these problems, management has taken the following actions:

•	the Company is expanding its revenue base by hiring more direct sales personnel and attempting to increase direct sales to OEM and third parties;

•	the Company is aggressively signing up new international distributors; and

•	the Company is seeking third party financing either debt or equity

Note 4 Fair Value

The Company has categorized its assets and liabilities recorded at fair value based upon the fair value hierarchy specified by GAAP.

The levels of fair value hierarchy are as follows:

•	Level 1 inputs utilize unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access;

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

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
May 31, 2010
(Unaudited)

The following are the major categories of liabilities measured at fair value on a nonrecurring basis at May 31, 2010 and August 31, 2009, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

May 31, 2010:

	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at May 31, 2010
Derivative Liabilities	$-	$7,883	$-	$7,883
Total	$-	$7,883	$-	$7,883

August 31, 2009:

	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at August 31, 2009
Derivative Liabilities	$-	$58,568	$-	$0
Total	$-	$58,568	$-	$0

Note 5 Line of Credit Payable

On March 25, 2008, the Company entered into an agreement with an unrelated shareholder providing for a line of credit to the Company of up to $300,000 with interest at 9%. The agreement provides that principal and interest on amounts borrowed against the line are due nine months from the date of the execution of the agreement or earlier upon the occurrence of an event of default. The line of credit is secured by the Company’s inventory and accounts receivable. Additionally, the agreement provides the lender with an option to receive a warrant exercisable for up to 600,000 shares of the Company’s common stock (depending on the amount loaned) at an exercise price of $0.25 per share.

On December 19, 2008, the Company repaid $84,986 of principal and accrued interest due under the Company’s line of credit, reducing the principal due under the line of credit to $75,000.

In January 2010, the Company received notice from the lender that the Company is in default under the line of credit for failing to repay the then remaining principal plus accrued interest due.

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
May 31, 2010
(Unaudited)

The Company has entered into a repayment plan that provides for the retirement of this line of credit by the end of the calendar year 2010. Under the terms of the plan, the Company is among other things repaying $10,000 per month.

As of May 31, 2010, the outstanding balance on the line of credit was $54,092, which includes accrued interest of $9,092. Subsequent to May 31, 2010, the Company made an additional payment of $5,000.

Note 6 Stockholders’ Deficit

(A) Warrants

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price
Outstanding – August 31, 2008	1,488,989	$0.53
Granted	-	-
Exercised	-	-
Forfeited	(511,713)	1.00
Outstanding- August 31, 2009	977,276	$0.28
Granted	200,000	0.15
Exercised	-
Forfeited	-
Outstanding- May 31, 2010	1,177,276	$0.26

Warrants Outstanding	Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)

$0.15 - $0.28	1,177,276	4.72 years

At May 31, 2010 and August 31, 2009, the total intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

The Company issued warrants related to a debt offering in September 2005. The total number of warrants issued was 977,276 inclusive of the 238,128 warrants paid to a placement agent as a direct offering cost. The warrants have a five-year term and have an exercise price of $0.28 per share.

The Company also issued 511,713 warrants related to a debt offering in April 2006. These warrants expired on April 27, 2009 and May 7, 2009. As shown in the table above, these warrants have been forfeited and are not exercisable.

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
May 31, 2010
(Unaudited)

In connection with ASC 815-40-15, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock,” on January 1, 2009 (ASC 815-40-15), the Company determined that the embedded conversion feature in the warrants (ratchet down of exercise price based upon lower exercise price in future offerings) is indexed to the Company’s own stock and, therefore, is an embedded derivative financial liability (the “Embedded Derivative”), which requires bifurcation and to be separately accounted for pursuant to ASC 815-40-25.

The Company measured the fair value of the outstanding September 2005 warrants using a Black-Scholes valuation model based upon the effectiveness of ASC 815-40-15, if effective, would have established a commitment date since these warrants were indexed to the Company’s own stock. As a result of the application of ASC 815-40-15, the fair value of the 977,276 warrants was determined to be $39,076 based upon the following management assumptions:

Exercise price	$0.28
Expected dividends	0%
Expected volatility	580.97%
Risk free interest rate	1.55%
Expected life of warrant in years	1.72
Expected forfeitures	0%

The fair value of these warrants was charged to accumulated deficit on August 31, 2009 as a cumulative adjustment due to a change in accounting principle.

The Company measured the fair value of April 2006 warrants using a Black-Scholes valuation model based upon the date in which ASC 815-40-15, if effective, would have established a commitment date since these warrants were indexed to the Company’s own stock. As a result of the application of ASC 815-40-15, the fair value of the 511,713 warrants was determined to be $13,337 based upon the following management assumptions:

Exercise price	$1.00
Expected dividends	0%
Expected volatility	580.97%
Risk free interest rate	1.55%
Expected life of warrant in years	0.32 – 0.35
Expected forfeitures	0%

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
May 31, 2010
(Unaudited)

The fair value of these warrants was charged to accumulated deficit on August 31, 2009 as a cumulative adjustment due to a change in accounting principle.

(B) Mark to Market

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

As a result of the application of ASC 815-40-15, the fair value of the 200,000 warrants was determined to be $7,294 on the commitment date.  The Company recorded a derivative expense, based upon the following management assumptions:

Exercise price	$0.40
Expected dividends	0%
Expected volatility	131.54%
Risk free interest rate	2.10%
Expected life of warrant in years	5
Expected forfeitures	0%

At May 31, 2010, the Company remeasured all warrants and recorded the fair value of the liability of $7,883.  As a result of the remeasurement, the Company recorded a change in fair value associated with these warrants of $388,777 for the period ended May 31, 2010.

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
May 31, 2010
(Unaudited)

The following management assumptions were considered:

Exercise price	$0.15 - $0.28
Expected dividends	0%
Expected volatility	131.54%
Risk fee interest rate	2.10%
Expected life of warrant in years	0.33-4.72
Expected forfeitures	0%

(C) Stock Options

The Company maintains the SheerVision Inc. 2007 Stock Option Plan (the “ Plan ”) and the SheerVision Inc. 2007 Stock Option Plan for Independent and Non-Employee Directors (the “ Directors Plan ”). The maximum number of shares reserved under the Plan and Directors Plan is 3,000,000 and 200,000 shares, respectively. As of May 31, 2010, there were no options outstanding under the Directors Plan.

On February 19, 2010, the Company granted 504,000 stock options to employees for services rendered. The fair value of these options was $20,160.  All of these options vested on the grant date and are immediately exercisable.

The following management assumptions were considered:

Exercise price	$0.04
Expected dividends	0%
Expected volatility	150%
Risk fee interest rate	2.30%
Expected life of options in years	10
Expected forfeitures	0%

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price
Outstanding – August 31, 2008	511,000	$0.20
Granted	-	-
Exercised	-	-
Forfeited	(125,000)	$0.20
Outstanding – August 31, 2009	386,000	$0.20
Granted	504,000	$0.04
Exercised	-	-
Forfeited	-	-
Outstanding-May 31, 2010	890,000	$0.11
Exercisable-May 31, 2010	890,000	$0.11

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
May 31, 2010
(Unaudited)

Options Outstanding and Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.04-$0.20	890,000	9.45 years	$0.04

At May 31, 2010 and August 31, 2009 the total intrinsic value of options outstanding and exercisable was $5,040 and $0, respectively.

(D) Convertible Preferred Stock

The Company’s outstanding Series A, cumulative convertible preferred stock has the following provisions, rights and preferences:

(1)	Dividends
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

c.	During the nine months ended May 31, 2010 and the fiscal year ended August 31, 2009, the Company accrued dividends on its preferred stock of $178,485 and $239,668 respectively.

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
May 31, 2010
(Unaudited)

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

Note 7 Concentration of Credit Risk

Concentrations are as follows

(A)  Accounts Receivable

Customer	May 31, 2010	August 31, 2009
A	31%	40%
B	35%	2%

(B)  Accounts Payable

Vendor	May 31, 2010	August 31, 2009
A	18%	22%
B	9%	9%
C	9%	11%

(C) Sales – net

Customer	May 31, 2010	May 31, 2009
A	21%	6%
B	20%	37%
C	0%	12%

SheerVision, Inc. and Subsidiary
Notes to Consolidated Financial Statements
May 31, 2010
(Unaudited)

(D) Purchases

Vendor	May 31, 2010	May 31, 2009
A	11%	20%
B	10%	7%
C	5%	10%

Note 8 Subsequent Events

On July 12, 2010, the Company received a demand letter from its director, shareholder and former President and Secretary asserting a purported claim against the Company for $45,135 in connection with his former employment with the Company.

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

Unless the context indicates otherwise, any reference to "SheerVision", the "Company", "we", "us", "our" or the "Registrant" refers to SheerVision, Inc., a Delaware corporation, and its subsidiaries as of May 31, 2010.

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

In 2006, we launched an aggressive marketing campaign with the objective of expanding direct sales and promoting name brand recognition in the dental market. This campaign established SheerVision as one of the premier magnification and illumination providers in the country. In 2007, with our new position in the marketplace, we identified third-party and OEM relationships as a necessary component of an overall strategy to continued realization of our aggressive sales and profitability goals. This revised strategy resulted in our introduction of a number of new product designs to a wider audience in a rapid, cost-effective manner.

We have had a successful history producing products for major industry leaders long before we became a public entity in 2006. This included a major long-term strategic alliance with one of the world’s leading optical companies. Since then we also formed a major strategic alliance with a large Japanese dental company and we domestically launched a private label business with a large dental products distributor. With momentum from sales generated from these major strategic alliances, we are refocusing our attention on two areas: 1) indirect domestic and international sales; and, 2) domestic direct sales to dentists and surgeons. Beginning in the first quarter of fiscal 2010, we have determined that there is significant opportunity to improve brand awareness and sales by strategically placing direct sales people to sell directly to dentists and surgeons in the U.S. This is the first time that we have attempted, on a large scale, to sell directly to these customers. Our previous direct sales efforts were primarily targeted towards the dental hygienist market. As of the end of May, we increased our direct sales force from three to nine, and we have plans to add several more during the coming months.

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

Through the remainder of fiscal 2010, we intend to continue to commit resources to direct sales and marketing in a targeted, more complimentary manner. In addition to the previously mentioned expansion of our outside direct sales force, we are participating in trade shows emphasizing the dental, veterinary, and medical markets, and are growing our e-commerce powered web store, which has provided us with a cost-effective platform to sell products directly to the end user. In addition, we believe there may be selected opportunities to pursue additions to our current product lines by purchasing businesses with products that can now be distributed through our maturing distribution channels effectively.

We also continue to develop new products that not only enhance the SheerVision product portfolio, but also add greater value for our third party clients. In fiscal year 2008, we introduced our upgraded FireFly Infinity Ultra™ LED head light system, featuring our new Lithium Polymer battery pack. The development and launch of our Signature Flip-Up Prism (high magnification) Loupe product line expanded our penetration into horizontal and vertical market segments where we have historically had only limited success. Additionally, in August 2008, we introduced a new sports frame, to appeal to the younger, more fashionable demographic of the dental market. In 2010, we are continuing the investment in lighting products with the introduction of a new generation of headlights for the surgical, dental and veterinary markets that have higher light intensity, lower weight, and lighter, smaller battery cables. We wish to boost the awareness of our brand name and our reputation in the lighting markets by building upon the technical achievements and performance of our current designs that have the highest beam intensity and quality in the industry.

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

SheerVision loupes and our Ultralight light system have also received an endorsement by a highly acclaimed and prestigious leading independent non-profit dental education and product testing foundation. Our Ultralight LED was recently named by this foundation as having the highest light intensity. In May, 2010 we introduced a new light named the V-Ray that has a 9,000 foot candle beam and is the brightest light yet produced by SheerVision. The initial sales of this new product have so far been encouraging. We believe that this product will become an integral part of our future light sales.

Critical Accounting Policies

Our interim unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Below is a brief description of our critical accounting policies:

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

Results of Operations

The following table sets forth, for the periods indicated, financial information related to operations, as well as expressed as a percentage of our net sales:

	NINE MONTHS ENDED MAY 31,
	(in thousands)
	2010			2009
Net Sales	$2,228	100.0%		$2,885	100.0%
Cost of Goods Sold	691	31%		1,090	37.8%
Gross Profit	1,537	69%		1,795	62.2%
Operating Expenses
Selling & Marketing Expenses	779	35.0%		746	25.9%
General & Administrative Expenses	929	41.7%		1,158	40.1%
Total Operating Expenses	1,708	76.7%		1,905	66.0%
(Loss) from Operations	(171)	(7.7	) %	(110)	(3.8)%
Other (Income)/Expense	47	2.0%		120	4.2%
Provision (Benefit) for Income Taxes	(1.6)	0%		(2	0%
Net Income (Loss)	$(126)	(5.7	) %	$8	0.4%

While net sales for the nine months ended May 31, 2010 are 23% lower than the same period in 2009, net sales in the third quarter of 2010 continued an upward trend with net sales in the third quarter of 2010 up 297% on the net sales of the first quarter of 2010. We believe that the first quarter of 2010 was the low point for the Company’s sales caused by the economic slowdown and the disappointing performance of our private label brand sales. Light sales continue to improve over all prior performances and have become our leading revenue producer. After adding a new manufacturer capable of producing the quantity of LED lighting systems currently demanded by our customers, we have been able to reduce the time it takes to fulfill orders for the LED light systems.

Continued cost containment efforts that lowered general and administrative expenses helped improve margins but the Company’s revenues still did not allow us to achieve an operating profit. We showed an operating loss of $171,000 for the nine months ended May 31, 2010.

We continue to concentrate efforts on reducing operating costs and building our direct sales force. These efforts are still in place.

We have increased the retail sales force and for the first time, we have representatives servicing the Eastern Seaboard. The number of tradeshows that we attend has also increased. However, by having sales representatives in different parts of the country, we believe that our travel expenses will continue to run below prior year levels.

Management believes that we have positioned ourselves for steady sales growth during fiscal year 2010 and through the cost cutting measures already established, we expect to be in a stronger financial position by the end of the fiscal year.

Nine Months Ended May 31, 2010 Compared to the Nine Months Ended May 31, 2009

Net Sales

Net Sales decreased by $656,997 or 22.8%, from $2,885,255 for the nine months ended May 31, 2009 to $2,228,258 for the nine months ended May 31, 2010. The decrease during this period was principally due to a decrease in purchase orders from our largest distributor. During the first quarter of 2009, our largest distributor, who was then a relatively new strategic partner, was still building up its inventory for initial purchases and for use by its salespeople. In addition, as a result of the impact of the general economic downturn this distributor reduced its inventory levels for items that were not selling as well as originally projected and discounted products to drive sales in a more price-conscious market. Reduced net sales were also more generally attributable to the general economic downturn, the effect of which we felt more fully during the first six months of fiscal 2010. Our decrease in net sales during the nine months ended May 31, 2010 was partially offset by an increase in net sales during the three months ended May 31, 2010.

Gross Profit

Gross profit decreased by $257,944 or 14.4%, from $1,795,313 for the nine months ended May 31, 2009 to $1,537,369 for the nine months ended May 31, 2010. Gross margin was up however to 69% of net sales for the nine month period ended May 31, 2010 compared to 62% of net sales for the nine month period ended May 31, 2009. The decrease in gross profits during the nine months ended May 31, 2010 was attributable mainly to a reduction in overall purchase orders from our largest distributor and lower per unit sales prices.

Operating Expenses

Operating expenses, which include selling and marketing expenses and general and administrative expenses decreased by $196,218 or 10.3%, to $1,708,591 for the nine months ended May 31, 2010 as compared to $1,904,809 for the nine months ended May 31, 2009.

Selling and marketing expenses were $779,150 for the nine months ended May 31, 2010, an increase of $32,717 or 4.4%, compared with $746,433 for the nine months ended May 31, 2009. The increase of selling and marketing expenses was attributable to increased salaries as a result of the expansion of our direct sales team.

General and administrative expenses were $929,441 for the nine months ended May 31, 2010 a decrease of $228,935 or 19.8% compared to $1,158,376 for the nine months ended May 31, 2009. The decrease in general and administrative expenses was principally attributable to the reduction in salary payments due to the departure of our former President and Secretary and a reduction in external accounting costs. As a result of the expansion of our direct sales team, we expect to increase our attendance at trade shows.

Income (Loss) from Operations

The net loss from operations for the nine months ended May 31, 2010 increased by $61,726 or 56.4% to $171,222 as compared to $109,496 for the nine months ended May 31, 2009. This decline was primarily due to the decline in sales to our largest distributor year-over-year. As new revenue sources develop during this fiscal year, we expect these year-over-year numbers to improve.

Other Income (Expense)

Other income for the nine months ended May 31, 2010 decreased by $73,233 or 60.9% to other income of $46,932 from other income of $120,165 for the nine months ended May 31, 2009. This decrease in other income was primarily due to a mark to market adjustment of $57,979 for our derivative financial instruments as a result of the decrease in fair value of stock warrants from the decrease in our stock price. This is a non-cash transaction that has no impact on operational performance. In addition, during the six months ended February 28, 2009, we received a one-time payment of $126,797 for an insurance settlement arising out of a claim filed by us partially reimbursing legal expenses incurred in the defense of a competitor lawsuit.

Net Income (Loss)

The net loss for the nine months ended May 31, 2010 was $125,890 compared with net income of $8,269 for the nine months ended May 31, 2009. The net loss per share was $0.02 for the nine months ended May 31, 2010, compared with a net loss per share of $0.01 for the nine months ended May 31, 2009.

Three Months Ended May 31, 2010 Compared to the Three Months Ended May 31, 2009

Net Sales

Net Sales increased by $109,280 or 13%, from $841,533 for the three months ended May 31, 2009 to $950,813 for the three months ended May 31, 2010. The increase in net sales during this period was mainly attributable to the addition of new members to our direct sales team as well as increased orders from our major OEM customer.  With the recent hiring of new direct sales representatives, the Company expects to continue this trend in the coming quarters.

Gross Profit

Gross profit increased by $81,752 or 14.7%, from $558,014 for the three months ended May 31, 2009 to $639,766 for the three months ended May 31, 2010. Gross margin was 67.3% of net sales for the three-month period ended May 31, 2010 compared to 66.3% of net sales for the three-month period ended May 31, 2009. The increase in gross profit is attributable to increased net sales.

Operating Expenses

Operating expenses, which include selling and marketing expenses and general and administrative expenses increased by $9,423 or 1.5%, to $626,683 for the three months ended May 31, 2010 as compared to $617,260 for the three months ended May 31, 2009.

Selling and marketing expenses were $308,253 for the three months ended May 31, 2010, an increase of $88,676 or 40.4%, compared with $219,577 for the three months ended May 31, 2009. The increase of selling and marketing expenses was attributable to increased salaries as a result of the expansion of our direct sales team.

General and administrative expenses were $318,430 for the three months ended May 31, 2010 a decrease of $79,253, or 19.9% compared to $397,683 for the three months ended May 31, 2009. The decrease in general and administrative expenses was principally attributable to the reduction in salary payments due to the departure of our former President and Secretary and a reduction in external accounting costs.

Income (Loss) from Operations

Income from operations for the three months ended May 31, 2010 increased by $72,329 or 122.1% to $13,083 as compared to a loss of $59,246 for the three months ended May 31, 2009.

Other Income (Expense)

Other income for the three months ended May 31, 2010 increased by $389,373 to other income of $387,727 from other expense of $1,646 for the three months ended May 31, 2009. This increase in income was primarily due to a mark to market adjustment of $388,777 for our derivative financial instruments as a result of the decrease in fair value of stock warrants from the decrease in our stock price. This is a non-cash transaction that has no impact on operational performance.

Net Income (Loss)

The net income for the three months ended May 31, 2010 was $400,810 compared with a net loss of $62,492 for the three months ended May 31, 2009. The net income per share was $0.03 for the three months ended May 31, 2010, compared with a net loss per share of $0.01 for the three months ended May 31, 2009.

Liquidity and Capital Resources

We assess our liquidity by our ability to generate cash to fund operations. Significant factors in the management of liquidity are: funds generated by operations; levels of accounts receivable; inventories, accounts payable and capital expenditures; adequate lines of credit; and financial flexibility to attract long-term capital on satisfactory terms. As of May 31, 2010, we had a cash overdraft of $47,714.

To date, we have financed operations principally through lines of credit and equity capital. Our ability to generate positive operational cash flow is dependent upon increasing revenues through the sales of existing product lines. Our historical uses of cash have primarily been for operations, capital expenditures, and payments of principal and interest on outstanding debt obligations.

The accompanying interim unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. As of May 31, 2010, we had an accumulated deficit of $5,895,287 and negative working capital of $979,875.  These factors, among others, raise doubt about our ability to continue as a going concern.

However, taking all significant financial indicators into account, we are aggressively expanding our direct sales force to the medical and dental markets and are striving to contain costs building upon the cost savings that were achieved during fiscal 2009. International sales are also on the increase due to the addition of a full-time dedicated international sales manager in 2009. We expect to see an improvement in our working capital position going forward because of these adaptations to our sales strategy.

Net cash used in operating activities was $33,075 for the nine months ended May 31, 2010 as compared to net cash provided by operating activities of $81,073 for the nine months ended May 31, 2009.  The decrease was attributable to a one-time payment of $126,797 for an insurance settlement arising out of a claim filed by us partially reimbursing legal expenses incurred in the defense of a competitor lawsuit.

We repaid $30,000 in principal of our line of credit during the nine months ended May 31, 2010, and expect to retire the remaining balance of the line of credit, which currently is $40,000 plus accrued interest, by the end of the calendar year 2010. Payment of dividends on Series A Preferred Stock in the amount of $982,009 are not anticipated to be paid within the next 12 months.

Contractual Obligations

We lease space under a non-cancellable lease expiring June 15, 2014. The lease obligation based on minimum monthly rents is expected to be as follows:

Fiscal Years Ended
2010	77,497
2011	77,497
$154,994

Rent expense for the nine months ended May 31, 2010 and May 31, 2009 was $58,123 and $40,347 respectively.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4. CONTROLS AND PROCEDURES

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

On June 23, 2010, we agreed to grant to a third-party shareholder, who has extended to us a line of credit, an additional warrant to acquire 75,000 shares of our common stock at an exercise price of $0.05 per share. We believe that such transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof and/or Rule 506 of Regulation D promulgated thereunder.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

On March 25, 2008, we entered into an agreement with a third-party shareholder of the Company providing for a line of credit to the Company of up to $300,000 bearing interest of 9% per annum. The agreement provided that principal and interest on amounts borrowed against the line of credit are due nine months from the date of the execution of the agreement or earlier upon the occurrence of an event of default. The maturity date of the line of credit was subsequently extended through October 19, 2009.  The line of credit is secured by a first priority security interest in our inventory and accounts receivable. In January 2010, we received notice from the lender that we were in default under the line of credit for failing to repay the remaining $75,000 plus accrued interest due. Subsequently, we entered into a repayment plan with the lender providing for the repayment of 10,000 per month and agreed to grant the lender warrants, which together with its entitlement to warrants under the aforementioned line of credit agreement, entitle it to acquire an aggregate of 300,000 shares of our common stock at an exercise price of $0.05. As of the date hereof, principal due under the line of credit is $40,000 plus accrued interest.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHEERVISION, INC.
Registrant
Dated: July 20, 2010

/s/ Suzanne Lewsadder
Suzanne Lewsadder, Chief Executive Officer

Date: July 20, 2010	/s/ Patrick Adams
Patrick Adams
Chief Financial Officer